Form 10QSB/A
period 1997-03-31
EUROPEAN AMERICAN RESOURCES INC
filed 1998-03-24
CIK 789949

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSBA


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended March 31, 1997 Commission File No.33-2392-D


European American Resources, Inc. (formerly Merlin Mining Co.)
      (Exact name of registrant as specified in its charter)

           Delaware                               87-0443214
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization             Identification Number)

1212 Court St., Suite C-2, Clearwater, FL             33756
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, (813)  298    -   0636


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

     Yes:   X            No:


Transitional Small Business Disclosure Format:

     Yes:   X            No:


The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1997 is 9,733,365 shares all of one class of $.0001 par value common stock.

         EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                   (FORMERLY MERLIN MINING CO.)



                              INDEX

                                                            PAGE

PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheet - March 31, 1997         1

          Consolidated Statement of Operations - Three
            Months Ended March 31, 1997                       2

          Consolidated Statement of Cash Flows - Three
            Months Ended March 31, 1997                       3

          Notes to Financial Statements                      4-5

          Management's Discussion and Analysis of financial
            conditions and results of operations              6


PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                         7

          Item 2.   Changes in Securities                     7

          Item 3.   Defaults Upon Senior Securities           7

          Item 4.   Submission of Matters to a Vote of
                      Security Holders                        7

          Item 5.   Other Information                         7

          Item 6.   Exhibits on Reports on Form 8-K           7

Signature Page                                                7

         EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                   (FORMERLY MERLIN MINING CO.)
                    CONSOLIDATED BALANCE SHEET
                          MARCH 31, 1997



      Assets

Current Assets
  Cash and cash equivalents                            $    2,257
  Prepaid rent on mining claims                            59,236

      Total Current Assets                                 61,493

Resource properties                                     1,080,901

Property and equipment, net                                   786

Other Assets
  Investments, net of valuation reserve of $803,792       482,000
  Other assets                                              9,353

      Total Other Assets                                  491,353

      Total Assets                                     $1,634,533




      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses               $   68,181
  Due to Related Party                                   190,100

      Total Current Liabilities                          258,281

Stockholders' Equity
  Preferred stock; $.0001 par value, 25,000,000
    shares authorized, no shares issued or
    outstanding
  Common stock; $.0001 par value, 250,000,000
    shares authorized, 9,733,365 shares issued
    and outstanding                                          973
Additional paid in capital                             6,472,366
Deficit accumulated during the exploration stage      (5,097,087)

      Total Stockholders' Equity                       1,396,252

      Total Liabilities and Stockholders' Equity      $1,634,533

         EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                   (FORMERLY MERLIN MINING CO.)
               CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 1997




Revenue
  Sales                                                 $      -

Operating Expenses
  Operating costs                                         22,735
  General and administrative                              19,720

      Total Operating Expenses                            40,445

Loss from operations                                      40,445

Other
  Total Other Income                                         427

Loss before income taxes                                 (40,018)

  Income tax expense                                           -

      Net Loss                                          $(40,018)


Weighted average shares outstanding                    9,733,365

Loss per share                                            $(.004)

         EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                   (FORMERLY MERLIN MINING CO.)
               CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1997




Cash Flows Operating Activities
 Net Loss                                              $ (40,018)
 Adjustments to reconcile net loss to net cash
    (used) by operating activities:
    Changes in assets and liabilities:
      (Increase) in prepaid rent                          (7,570)
       Increase in accounts payable and accrued expenses  19,605

      Net Cash Used by Operating Activities              (27,983)

Cash Flows From Investing Activities
 Additions to resource properties                        (44,211)

      Net Cash (Used In) Investing Activities            (44,211)

Cash Flows from Financing Activities
 Advances from related party                              73,500

      Net Cash Provided By Financing Activities           73,500

Net Increase in Cash and Cash Equivalents                  1,306

Cash and Cash Equivalents at Beginning of Period             951

Cash and Cash Equivalents at End of Period              $  2,257

A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Earnings per share are based on weighted average shares outstanding. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on form 10-KSB for the year ended December 31, 1996.

     Additionally, prior years amounts for the same period are unavailable as the registrant was inactive during that period. The amounts in this filing have been amended to include the capitalizing of costs to the deferred exploration costs account. Previously the Company reported a loss for the three months ended March 31, 1997 of $61,494 or $21,476 greater than the loss as restated.

B.   RESOURCE PROPERTIES

     The Company has incurred over $2,661,000 in direct exploratory activity costs since acquisition of the right to these mining properties. In accounting for these costs the Company selected an accounting policy which capitalizes exploratory costs rather than expensing them as incurred. Amortization of these costs is to be calculated by the units of production method based upon proven or probable reserves. Costs incurred on properties later determined to be unproductive are expensed by the Company as that determination is made. As of March 31, 1997, the Company has $1,080,901 in resource properties. If these remaining costs had been expensed rather than capitalized, the accumulated deficit at March 31, 1997 would have been $6,177,988 rather than $5,097,087.

     The Company is continuing its exploration stage activities on the remaining properties to determine the amount of proven or probable reserves, if any. Realization of the $1,080,901 in resource properties is dependent on establishing proven or probable reserves in excess of amounts capitalized.

C.     RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

  Historically the Company has capitalized exploration costs as discussed in Note B. Originally the Company filed Form 10-QSB for the period ending March 31, 1997 with these costs treated as an expense. The statement of operations presented herein differ from those previously reported due to the correction of this error. A reconciliation of revenue and net loss are as follows:
                                                     Three Months
                                                         Ended
                                                        March 31,
                                                          1997
  Revenues - as previously restated                            0
  Revenues as restated                                         0

  Net Income (Loss) - as previously reported             (61,494)
  Net (Loss) as restated                                 (40,018)

D.     RELATED PARTY TRANSACTIONS

  Amounts due to related party at March 31, 1997 represent cash and expense advances by a company affiliated with a stockholder and director of the company totaling $190,100. Presently these amounts bear no interest.

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS




The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements, as well as information relating to the plans of the Company's current management.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997

The Company's historical results of operations for the three months ended March 31, 1997 consisted of a loss of $40,018. No comparison to prior year amounts can be made as the registrant was inactive during that period.

Liquidity and Working Capital

The Company's working capital declined during the quarter ended March 31, 1997. At March 31, 1997 the Company had a working capital deficit of $196,788 as compared to a working capital deficit of $112,559 at December 31, 1996.

During the period the Company increased resource properties by $44,211.

                   PART II - OTHER INFORMATION



Item 1.     Legal Proceedings

       NONE

Item 2.     Changes in Securities

       NONE

Item 3.     Defaults Upon Senior Securities

       NONE

Item 4.     Submission of Matters to a Vote of Security Holders

       NONE

Item 5.     Other Information

       NONE

Item 6.     Exhibits and Reports on Form 8-K

       NONE

                            SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       EUROPEAN AMERICAN RESOURCES, INC.
                                       FORMERLY MERLIN MINING CO.




Dated:                    By:
                                 Michael D. Ogilvie, President

                            SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       EUROPEAN AMERICAN RESOURCES, INC.
                                       FORMERLY MERLIN MINING CO.




Dated:                     By: /s/ Michael D. Ogilvie
                                 Michael D. Ogilvie, President