Form 10QSB/A
period 1997-06-30
EUROPEAN AMERICAN RESOURCES INC
filed 1998-03-24
CIK 789949

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSBA


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended June 30, 1997  Commission File No.33-2392-D


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

     Yes:   X            No:


The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1997 is 9,773,365 shares all of one class of $.0001 par value common stock.

        EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES
                   (FORMERLY MERLIN MINING CO.)



                              INDEX

                                                            PAGE

PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheet - June 30, 1997          1

          Consolidated Statements of Operations - Three
            and Six Months Ended June 30,1997                 2

          Consolidated Statement of Cash Flows - Six
            Months Ended June 30, 1997                        3

          Notes to Financial Statements                      4-5

          Management's Discussion and Analysis of financial
            conditions and results of operations              6


PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                         7

          Item 2.   Changes in Securities                     7

          Item 3.   Defaults Upon Senior Securities           7

          Item 4.   Submission of Matters to a Vote of
                      Security Holders                        7

          Item 5.   Other Information                         7

          Item 6.   Exhibits on Reports on Form 8-K           7

Signature Page                                                8

          EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES
                     (FORMERLY MERLIN MINING CO.)
                      CONSOLIDATED BALANCE SHEET
                             JUNE 30, 1997



      Assets

Current Assets
  Cash and cash equivalents                                 $      502
  Prepaid rent on mining claims                                 55,297

      Total Current Assets                                      55,799

Resource properties                                          1,125,949

Property and equipment, net                                        786

Other Assets
  Investments, net of valuation reserve of $803,792            482,000
  Other assets                                                   9,353

      Total Other Assets                                       491,353

      Total Assets                                          $1,673,887


      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                    $   148,110
  Due to Related Party                                         228,600

      Total Current Liabilities                                376,710

Stockholder's Equity
  Preferred stock; $.0001 par value, 25,000,000
    shares authorized, no shares issued or
    outstanding
  Common stock; $.0001 par value, 250,000,000
    shares authorized, 9,733,365 shares issued
    and outstanding                                                973
Additional paid in capital                                   6,472,366
Deficit accumulated during the exploration stage            (5,176,162)

      Total Stockholder's Equity                             1,297,177

      Total Liabilities and Stockholder's Equity            $1,673,887

           EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES
                      (FORMERLY MERLIN MINING CO.)
                  CONSOLIDATED STATEMENTS OF OPERATIONS




                                                Three Months  Six Months
                                                April - June  January -
                                                 1997         June 1997


Revenue

   Sales                                         $         -   $        -



Operating Expenses

  Operating costs                                    22,735        44,470

  General and administrative                         56,340        75,050


      Total Operating Expenses                       79,075       119,520

Other

  Total Other Income (Expense)                           -            427


Loss before income taxes                           (79,075)      (119,093)


Income tax expense                                       -              -


      Net Loss                                  $ (79,075)      $(119,093)


Weighted Average Shares Outstanding             9,733,365       9,733,365

Loss Per Share                                      (.008)          (.012)

        EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES
                   (FORMERLY MERLIN MINING CO.)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED MARCH 31, 1997



Cash Flows Operating Activities
 Net Loss                                             $ (119,093)
 Adjustments to reconcile net loss to net cash
   (used) by operating activities:
    Changes in assets and liabilities:
      (Increase) in prepaid rent                          (3,631)
       Increase in accounts payable and accrued expenses  66,356

      Net Cash Used By Operating Activities              (56,368)

Cash Flows From Investing Activities
 Additions to resource properties                        (56,081)

      Net Cash (Used In) Investing Activities            (56,081)

Cash Flows From Financing Activities
 Advances from related party                             112,000

      Net Cash Provided By Financing Activities          112,000

Net (Decrease) in Cash and Cash Equivalents                 (449)

Cash and Cash Equivalents at Beginning of Period             951

Cash and Cash Equivalents at End of Period             $     502

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

     Additionally, prior years amounts for the same period are unavailable as the registrant was inactive during that period. The amounts in this filing have been amended to include the capitalizing of costs to the deferred exploration costs account. Previously the Company reported a loss for the six months ended June 30, 1997 of $101,377 or $17,705 less than the loss as restated.

B.   RESOURCE PROPERTIES

     The Company has incurred over $2,661,000 in direct exploratory activity costs since acquisition of the right to these mining properties. In accounting for these costs the Company selected an accounting policy which capitalizes exploratory costs rather than expensing them as incurred. Amortization of these costs is to be calculated by the units of production method based upon proven or probable reserves. Costs incurred on properties later determined to be unproductive are expensed by the Company as that determination is made. As of March 31, 1997, the Company has $1,125,949 in resource properties. If these remaining costs had been expensed rather than capitalized, the accumulated deficit at June 30, 1997 would have been $6,302,111 rather than $5,176,162.

     The Company is continuing its exploration stage activities on the remaining properties to determine the amount of proven or probable reserves, if any. Realization of the $1,125,949 in resource properties is dependent on establishing proven or probable reserves in excess of amounts capitalized.

C.     RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

  Historically the Company has capitalized exploration costs as discussed in Note B. Originally the Company filed Form 10-QSB for the period ending June 30, 1997 with these costs treated as an expense. The statement of operations presented herein differ from those previously reported due to the correction of this error. A reconciliation of revenue and net loss are as follows:

                                                       Six Months
                                                         Ended
                                                         June 30,
                                                          1997
  Revenues - as previously restated                            0
  Revenues as restated                                         0

  Net Income (Loss) - as previously reported            (101,383)
  Net (Loss) as restated                                (119,093)

D.     RELATED PARTY TRANSACTIONS

  Amounts due to related party at June 30, 1997 represent cash and expense advances by a company affiliated with a stockholder and director of the company totaling $228,600. Presently these amounts bear no interest.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997

The Company's historical results of operations for the six months ended June 30, 1997 consisted of a loss of $119,093. No comparison to prior year amounts can be made as the registrant was inactive during that period.

Liquidity and Working Capital

The Company's working capital declined during the quarter ended June 30, 1997. At June 30, 1997 the Company had a working capital deficit of $320,911 as compared to a working capital deficit of $112,559 at December 31, 1996.

During the period the Company increased resource properties by $89,259.

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