Form 10QSB/A
period 1997-09-30
EUROPEAN AMERICAN RESOURCES INC
filed 1998-03-24
CIK 789949

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSBA


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended 9/30/97        Commission File No.33-2392-D


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

     Yes:   X            No:


The number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1997 is 8,795,865 shares all of one class of $.0001 par value common stock.

        EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES
                   (FORMERLY MERLIN MINING CO.)



                              INDEX

                                                            PAGE

PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheet - September 30, 1997     1

          Consolidated Statements of Operations - Three
            And Nine Months Ended September 30, 1997          2

          Consolidated Statement of Cash Flows - Nine
            Months Ended September 30, 1997                   5

          Notes to Financial Statements                      6-9

          Management's Discussion and Analysis of financial
            conditions and results of operations            10-11


PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                         12

          Item 2.   Changes in Securities                     12

          Item 3.   Defaults Upon Senior Securities           12

          Item 4.   Submission of Matters to a Vote of
                      Security Holders                        12

          Item 5.   Other Information                         12

          Item 6.   Exhibits on Reports on Form 8-K           12

Signature Page                                                13

        EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES
                   (FORMERLY MERLIN MINING CO.)
                    CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 1997




      Assets

Current Assets
  Cash and cash equivalents                            $ 373,719
  Notes receivable                                        33,500
  Prepaid rent on mining claims                          129,062

      Total Current Assets                               536,281

Resource properties                                    1,386,219

Property and equipment, net                               29,903

Other Assets
 Investments, net of valuation reserve of 803,792        482,000
 Other assets                                              9,353

      Total Other Assets                                 491,353

      Total Assets                                    $2,443,756


      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses              $   153,325
  Due to Related Party                                   396,960

      Total Current Liabilities                          550,285

Distribution rights payable                              437,500

Stockholder's Equity
  Preferred stock; $.0001 par value, 25,000,000
    shares authorized, no shares issued or
    outstanding
  Common stock; $.0001 par value, 250,000,000
    shares authorized, 8,795,865 shares issued
    and outstanding                                          880
Additional paid in capital                             7,181,687
Deficit accumulated during the exploration stage      (5,726,596)

      Total Stockholder's Equity                       1,455,971

      Total Liabilities and Stockholder's Equity      $2,443,756

        EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES
                   (FORMERLY MERLIN MINING CO.)
              CONSOLIDATED STATEMENTS OF OPERATIONS




                                               Three Months    Nine Months
                                              September 30,  September 30,
                                                  1997           1997

Revenue

  Sales                                           $       -      $       -

Operating Expenses

  Operating costs                                    22,735         68,205

  General and administrative                        527,720        601,770

      Total Operating Expenses                      550,455        669,975

Other

  Total Other Income (Expense)                           21            448

Loss before income taxes                           (550,434)      (669,527)


Income tax expense                                        -              -

      Net Loss                                    $(550,434)     $(669,527)


Weighted Average Shares Outstanding               9,264,615      9,571,244

Net Loss Per Share                                   $(.059)        $(.700)

        EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES
                   (FORMERLY MERLIN MINING CO.)
               CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997




Cash Flows Operating Activities
 Net Loss                                             $ (669,527)
  Adjustments to reconcile net loss to net cash
    (used) by operating activities:
    Issuance of common stock charged to expense          345,000
    Changes in assets and liabilities:
      (Increase) in prepaid rent                         (77,396)
      Increase in accounts payable and accrued expenses   34,923

      Net Cash Used By Operating Activities             (367,000)

Cash Flows From Investing Activities
 Additions to resource properties                        (83,820)
 Advances of note receivable                             (33,500)

      Net Cash (Used In) Investing Activities           (117,320)

Cash Flows From Financing Activities
 Advances from related party                             280,360
 Proceeds from the issuance of stock, net of
   offering costs of $123,273                            576,728

      Net Cash Provided By Financing Activities          857,088

Net Increase in Cash and Cash Equivalents                372,768

Cash and Cash Equivalents at Beginning of Period             951

Cash and Cash Equivalents at End of Period             $ 373,719

A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Earnings per share are based on weighted average shares outstanding. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on form 10-KSB for the year ended December 31, 1996.

     Additionally, prior years amounts for the same period are unavailable as the registrant was inactive during that period. The amounts in this filing have been amended to include the capitalizing of costs to the deferred exploration costs account. Previously the Company reported a loss for the nine months ended September 30, 1997 of $669,527 or $21,476 greater than the loss as restated.

B.   RESOURCE PROPERTIES

     The Company has incurred over $2,661,000 in direct exploratory activity costs since acquisition of the right to these mining properties. In accounting for these costs the Company selected an accounting policy which capitalizes exploratory costs rather than expensing them as incurred. Amortization of these costs is to be calculated by the units of production method based upon proven or probable reserves. Costs incurred on properties later determined to be unproductive are expensed by the Company as that determination is made. As of September 30, 1997, the Company has $1,386,219 in resource properties. If these remaining costs had been expensed rather than capitalized, the accumulated deficit at September 30, 1997 would have been $7,112,815 rather than $5,726,596.

     The Company is continuing its exploration stage activities on the remaining properties to determine the amount of proven or probable reserves, if any. Realization of the $1,386,219 in resource properties is dependent on establishing proven or probable reserves in excess of amounts capitalized.

C.     RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

  Historically the Company has capitalized exploration costs as discussed in Note B. Originally the Company filed Form 10-QSB for the period ending September 30, 1997 with these costs treated as an expense. The statement of operations presented herein differ from those previously reported due to the correction of this error. A reconciliation of revenue and net loss are as follows:

                                                     Nine Months
                                                        Ended
                                                    September 30,
                                                          1997
  Revenues - as previously restated                            0
  Revenues as restated                                         0

  Net Income (Loss) - as previously reported            (805,358)
  Net (Loss) as restated                                (669,527)

D.     RELATED PARTY TRANSACTIONS

  Amounts due to related party at September 30, 1997 represent cash and expense advances by a company affiliated with a stockholder and director of the company totaling $396,960. Presently these amounts bear no interest.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1997

The Company's historical results of operations for the nine months ended September 30, 1997 consisted of a loss of $669,527. No comparison to prior year amounts can be made as the registrant was inactive during that period.

Liquidity and Working Capital

The Company's working capital increased during the quarter ended September 30, 1997 primarily due to the issuance of common stock. At September 30, 1997 the Company had a working capital deficit of $14,004 as compared to a working capital deficit of $112,559 at December 31, 1996.

During the period the Company increased resource properties by $349,529.

                   PART II - OTHER INFORMATION



Item 1.     Legal Proceedings

       NONE

Item 2.     Changes in Securities

       The number of common shares issued and outstanding as of July 1, 1997 was 9,733,365.

       In July of 1997 the following transactions took place:

       Issuance of 25,000 shares of common stock as per Rule 144 for consulting services rendered;

       Issuance of 400,000 shares of common stock as per Rule 144 as part of an employment agreement of officer of the Company;

       Retirement of 2,187,500 shares of free-trading common stock in exchange for distribution rights to those shareholders, amounting to 10% of total returns to the Company, not to exceed 4,375,000 in payments. This potential liability is being recorded at a 10% valuation based on management's assessment of the current returns from net smelter production.

       In August and September of 1997, the following transactions took place:

       Two private placement for three hundred thousand ($350,000 USD) dollars each, for a total of seven hundred thousand ($700,000 USD) dollars received by the Company in cash, in exchange of 700,000 shares of common stock as per Rule 144, in addition to 175,000 warrants at a strike price of $2.50, and 350,000 warrants at a strike price of $5.00, exercisable in three years from the date of issuance.

Item 3.     Defaults Upon Senior Securities

       NONE

Item 4.     Submission of Matters to a Vote of Security Holders

       NONE

Item 5.     Other Information

       NONE

Item 6.     Exhibits and Reports on Form 8-K

              NONE
                            SIGNATURES



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