Form 10KSB/A
period 1996-12-31
EUROPEAN AMERICAN RESOURCES INC
filed 1998-03-25
CIK 789949

FORM 10-KSB\A
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from 12/31/95 to 12/31/96
Commission file number 33-3492-D

EUROPEAN AMERICAN RESOURCES, INC. (Formerly Merlin Mining Company)
      (Exact name of registrant as specified in its charter)

       Delaware                                    87-0443214
(State or other jurisdiction of               (I.R.S. Employer
 incorporation of organization)               Identification No.)

1212 Court St., Suite C-2, Clearwater, FL                 33756
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (813) 298-0636

Securities registered pursuant to Section 12(g) of the Act:

                               NONE
                         (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes     No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to it. [ ]

     State the Issuer's revenues from its most recent fiscal year. $0.00. The aggregate market value of the Issuer's voting stock held by non affiliates, computed at the average bid price of $1.40 per share on December 30, 1996, was approximately $13,626,711.

     As of December 31, 1996, the Issuer had outstanding 9,733,365 shares of its common stock, par value $0.0001 per share.

                              PART I



Item 1.   Business.

     General Development of Business

     During the past twelve months the Issuer has continued to review its Nevada mining claims and has released 656 of those claims, now retained a total of 801 unpatented claims and 65 patents and mill sites (see Table under this Section). Substantially all of the unpatented claims to which the Issuer has rights to acquire were located principally by Gol-Sil in open, unappropriated federal domain. The patented and unpatented lode and placer mining claims were in numerous separate claim groups throughout Nevada.Although several of the claims are contiguous, many are not, therefore the Issuer has been required to conduct exploration and other field work to satisfy the annual assessment work on the claims in numerous separate locations. The arrangement with Gol-Sil is that the Issuer will pay Gol-Sil and its predecessors in interest an aggregate total royalty equal to 50% of the net profits delivered form the properties payable in cash or in kind. In computing net profits, the Issuer is allowed to charge all appropriate expenses and reserves including reclamation, interest on payments, and any and all specific carrying cost, including accelerated appreciation and assets. The Issuer has not had any production to date with respect to these claims and therefore, no amounts have been paid to Gol-Sil other than amounts for annual contracted assessment work on a number of the claims.

     The validity of all unpatented mining claims, which will constitute most of the Issuer's property holdings, is subject to inherent uncertainties. Apart from 65 patented lode claims in the Diamond-Silverado claim group, most of the unpatented claims, if retained, will be leased or subleased form third parties. Such claims are located on federal land pursuant to procedures established by the General Mining Law of 1872, as amended. Unpatented claims, when properly located, staked, and posted according to regulation, give the claimant possessory rights only.

     Possessory title to an unpatented claim, when validly initiated, endures unless lost through abandonment due to failure to perform and file proof of required annual assessment work, through failure to timely record conveyances, or through a forfeiture which results from an adverse location made while the prior location is in default with respect to the performance of annual assessment work. Because many of these factors involve findings of fact, title validity cannot be determined solely from an examination of the record. The continuing validity of these claims is subject to many contingencies, including the availability of land for location at the time the location wad made, the making of valid mineral discoveries within the boundary of each claim compliance with all regulations, both state and federal, for locating claims, the performance of annual assessment work of $100 per year per claim, and the making of required annual and other filings with the Bureau of Land
Management ("BLM") and the county in which the claims are located. Failure to perform annual assessment work and failure to make required filings subjects the claimant to forfeiture of rights through valued subsequent locations by others or through cancellation by the government agency involved.

     Title to unpatented claims and other mining properties in the western United States typically involves certain other inherent risks due to the frequently ambiguous conveyancing history characteristics of such properties as well as the frequently ambiguous or imprecise language of mineral leases, agreements, and royalty obligations. The Issuer has not obtained title opinions with respect to the subleased property and may acquire other claims without a title opinion. If the Issuer should experience a failure of title, then costs of action, acquisition, and initial investigation may be lost. The Issuer does have an indemnification from the lessors for those subleased claims. However, the Issuer does not know the sufficiency of such indemnity in the case of failure of title.

     The following chart sets forth the mining claims now retained by the
Issuer:


                              TABLE

    EUROPEAN AMERICAN RESOURCES, INC. - MINING CLAIMS RETAINED


Project Name         Mining Approx.   State of Nevada   Number of
                     District           County         Claims
Bellehelen           Bellehelen       Nye                      40

Ellendale            Ellendale        Nye                      51

Diamond Silverado    Eureka           Eureka                  293
 (includes Dugout                                        (Plus 65
 Canyon & Robinson                                      Patents &
 Canyon) Eureka                                       Mill Sites)

Spring Valley        Eureka                                   192


Mahogany Hills       Eureka           Eureka                   28


Klondike             Klondike         Esmeralda                47


Ruby Hills           Ruby Hills       White Pine               65


Siegel Canyon        Aurum            White Pine               85



     Furthermore, the Issuer has continued to seek a joint venture or a farm-out arrangement on the claims, but has been unable to complete a transaction as of this date. In connection with that determination, the Issuer has wrote off a large percentage of claims which have been previously deferred as capitalized exploration cost.


     Public Offering of Securities

     There has been no issuance of stock of the Issuer during the fiscal year represented in this Form 10-KSB and since the Issuer's last filed Form 10-K as of December 31, 1992. The number of outstanding securities remain constant at 9,733,365. There are no options, warrants, any other class of securities issued or outstanding. The Issuer has 250,000,000 shares of common stock authorized at a par value of $.0001; and 25,000,000 shares of convertible preferred stock authorized at a par value of $.0001, of which none are issued or outstanding.




      Competition

     The Issuer faces competition in the mining field by companies in the same sector of business and in the same regions where the Issuer maintains its claims. However, such competition, as fierce as it may be, does not directly effect the operations or profitability of the Company as long as the claims are maintained with the BLM and the Issuer proceeds with the acquisition or joint venture agreements in order to actively mine such claims.


       Employees

     The Issuer employed two persons in the capacity of on-site managers in Eureka County, Nevada, during the period referenced herein. Since the Company has been mostly inactive employee compensation was kept at a minimum, including no compensation for the Board of Directors and officers.


Item 2.    Properties.

     The Company maintained its offices at 120 Broadway, Suite #3660, New York,
                          N.Y.  10271.



Item 3.   Legal Proceedings.

     The Company is not presently a party to any material litigation nor, to the knowledge of management, is any material litigation threatened.


Item 4.   Submission of Matters to a Vote of Security Holders.

         None.

                             PART II



Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.

     (a) Market Information. The Company's Common Stock is traded in the over-the-counter market.

     The following table sets forth the high and low bid quotations for each quarter for the two-year period through December 31, 1996, based upon information received from the National Quotation Bureau. Such quotations reflect inter-dealer prices, and do not include retail mark-up, mark-down or commission. They may not represent actual transactions.




                                                 High Bid           Low Bid

1996        First Quarter                          $1.50             $1.25

            Second Quarter                         $1.75             $1.25

            Third Quarter                          $1.875            $ .375

            Fourth Quarter                         $1.50             $ .625



1995        First Quarter                          $ .50             $ .25

            Second Quarter                         $ .50             $ .375

            Third Quarter                          $ .375            $ .25

            Fourth Quarter                         $ .25             $ .125


     (b) Shareholders. As of December 31, 1996, the Company had 9,733,365 shares of common stock outstanding, held by individual shareholders and brokerage firms and/or clearing houses, holding the Company's common shares in "street name" for their clients. The Company believes that there are approximately 800 beneficial owners of its common stock.

     (c) Dividends. The Company has not paid or declared any dividends upon its Common Stock since its inception and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

Item 6.   Management's Plan of Operations.

     The Company has for the most part in this fiscal year been inactive. The only exceptions were that the Company maintained its patented and unpatented claims with the BLM and has proceeded to attract a joint venture partner for all of its mining operations. As of this writing, no such partner has materialized and the Company will continue to seek some type of operational format for the mining of its claims. It is anticipated in the near future there will be a management re-organization with plans to re-fund the Company through some type of private placement.

     For the year ending December 31, 1997 the Company plans on continuing to develop its resource properties in an effort to establish either proven or probable reserves. The Company estimates the cost for 1997 to continue development of resource properties will approximate $600,000. These costs combined with expected operating costs of $300,000 will require the Company to raise additional funds in order to satisfy its cash requirements. The Company plans on satisfying its cash requirements by the sale of its common stock and interim advances from "related party".

     Inflation

     The rate of inflation has had little impact on the Company's results of operations and is expected to not have a significant impact on continuing operations.


Item 7.   Financial Statement and Supplementary Data.

     See Item 13.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Effective the filing of this Form 10-KSB, the Company determined to change its accountants from Peterson, Siler & Stevenson, P.C., to Joseph J. Repko, CPA. No disagreement with the accountant caused such change.

                             PART III



Item 9.   Directors and Executive Officers of Registrant.

     (a) Directors and Officers. The following schedule sets forth the name of each director and officer of the Company and the nature of all positions, and offices with the Company presently held by them. Each director and officer, has been elected as of November 26, 1996, until the next annual meeting of shareholders of the Company, or until his successor shall have been elected and qualified.

     The executive officers and directors of the Company are as follows:


Name                              Position Held

Michael D. Ogilvie                President, Chairman & CEO

Dale M. Hendrick, P. Eng.         Director

Martin Sportschuetz               Director

William O'Callaghan               Director

     Michael D. Ogilvie is an Investment Banker/Management Consultant, born in Toronto, Ontario, educated at Wake Forest University and York University in Toronto, majoring in business Administration. He has over 15 years of experience as a management specialist and over 7 years directly involved in corporate finance. Having worked with a number of major multi-national corporations such as the Hudson Bay Company of Canada and Samsung of South Korea, he has also worked with a number of Junior Gold Mining Companies in Canada. Since 1981, as project tem leader working with Canadian External Affairs, as a trade developer, and as a private consultant, he has demonstrated an excellent track record in corporate restructuring and as financial advisor in a number of industry sectors.

     Dale M. Hendrick, P. Eng., is a geologist, born in Ottawa, Ontario, educated in Ottawa University and Queen's University, and is not President of Dale M. Hendrick and Associates. He has 41 years of experience in exploration and mining having worked as a Mine Geologist at Rio Algom Mines (Milliken) at Elliot Lake and Quemont Mines Ltd. At Noranda, P.Q. He joined Herr Addison in 1964 and was Chief Geologist, Exploration from 1973 to 1988. Since 1989 through Dale M. Hendrick and Associates, he has demonstrated an excellent and strong track record as a corporate technical and financial advisor to growth oriented junior resource companies on a global basis.

     Martin Sportscheutz was born in Stuttgart, Germany where he spent most of his life. Hi education and experience is centered around the study of German Law, and general sales and marketing techniques, as well as the study of economics. He has worked as a real estate developer and manager, and most of his experience is in matters of currency trading and securities transactions, in a foreign as well as a local environment. Mr. Sportscheutz' position on the Board is concurrent with his long term investment in the Company and his position as a 4.49% shareholder of the Company's securities.

     Mr. William O'Callaghan has over 25 years of experience in the field of securities trading, management of public companies, structuring of equity positions, corporate debt restructuring, and corporate financing. A graduate of Penn State University, he has worked in major financial institutions throughout his career, most of which are Wall Street based firms. His position with the Board is instrumental in the areas of expansion and acquisition in order to further the Company's scope of business and regenerate its long due involvement in the mining business.


Item 10.  Executive Compensation.

     The following table sets forth the renumeration paid or accrued by the Company during the fiscal year ending December 31, 1996, to each of its Chief Executive Officer, its officers and directors, and to all officers and directors as a group.




                                            Cash and Cash-equivalent forms of
                                            renumeration



                                                                 Securities of
                                                                 property
                                                                 insurance
                                            Salaries, fees,      benefits or
Name of Individual                          director's fees,     repayment of
or Number of          Capacities in         commission and       personal
Persons in Group      which served          bonuses              benefits

Michael G. Ogilvie    Director/Officer      14,000               0

Dale M. Hendrick      Director                   0               0

Martin Sportschuetz   Director                   0               0

William O'Callaghan   Director                   0               0

Officers and
Directors as a
group                                       14,000               0




Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth the number of Common Shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Director of the Company and by each person owning five percent or more of the Company's outstanding shares, as of December 31, 1996.


Name and Address           Amount and Nature of     Percentage of
                           Beneficial Ownership     Class Owned

Martin Sportschuetz        437,500    Director            4.49%



     All officers and directors as a group own 437,500 or 4.49% of the outstanding shares of the Company.




Item 12   Certain Relationships and Related Transactions

     Amounts due to related party at December 31, 1996 represent cash and expense advances by a company affiliated with a stockholder and director of the Company totaling $116,600. These advances bear no interest and have no specific repayment terms.

                             PART IV



Item 13.  Exhibits, Financial Statement Schedules.

     (1) The following financial statements are included herein at pages F-1 through F-5 as follows:

                                                            Pages

     Auditor's Report                                        F-1

     Balance Sheets                                          F-2

     Statements of Operations                                F-3

     Statements of Cash Flows                                F-6

     Notes to Financial Statements                           F-7

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                 European American Resources, Inc.
                           (Registrant)




By:
            Michael Ogilvie, Chairman, President & CEO



Dated: March 28, 1997



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     NAME                               CAPACITY





Michael Ogilvie                         Chairman, President & CEO

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                 European American Resources, Inc.
                           (Registrant)




By:       /s/ Michael Ogilvie
            Michael Ogilvie, Chairman, President & CEO



Dated: March 28, 1997



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     NAME                               CAPACITY




/s/ Michael Ogilvie
Michael Ogilvie                         Chairman, President & CEO

               EUROPEAN AMERICAN RESOURCES, INC.
                (Formerly Merlin Mining Company)
                 (An Exploration Stage Company)
               CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1996

               EUROPEAN AMERICAN RESOURCES, INC.
                (Formerly Merlin Mining Company)
                 (An Exploration Stage Company)
               CONSOLIDATED FINANCIAL STATEMENTS
                       Table of Contents






Independent Auditor's Report                                  1

Consolidated Balance Sheets, December 31, 1996 and 1995       2

Consolidated Statements of Operations, for the Years
  Ended 1996, 1995 and from inception on July 6, 1987
  through December 31, 1996                                   3

Consolidated Statements of Stockholders' Equity, from
  inception on July 6, 1987 through December 31, 1996       4 - 5

Consolidated Statements of Cash Flows, for the years ended
  December 31, 1996, 1995                                     6

Notes to Consolidated Financial Statements                 7 - 12

                   INDEPENDENT AUDITOR'S REPORT


Board of Directors
EUROPEAN AMERICAN RESOURCES, INC.
(Formerly Merlin Mining Company)
2124 Broadway, Suite #336
New York, New York 10023

I have audited the accompanying balance sheets of European American Resources, Inc. (Formerly Merlin Mining Company) as of December 31, 1996 and 1995 and the related statements of operations, shareholders equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of European American Resources, Inc. (Formerly Merlin Mining Company) at December 31, 1996 and 1995, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that European American Resources,Inc.(Formerly Merlin Mining Company) will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring loses from operations and requirements for significant working capital in the future raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 28, 1997


Joseph J. Repko, C.P.A.

                   INDEPENDENT AUDITOR'S REPORT


Board of Directors
EUROPEAN AMERICAN RESOURCES, INC.
(Formerly Merlin Mining Company)
2124 Broadway, Suite #336
New York, New York 10023

I have audited the accompanying balance sheets of European American Resources, Inc. (Formerly Merlin Mining Company) as of December 31, 1996 and 1995 and the related statements of operations, shareholders equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of European American Resources, Inc. (Formerly Merlin Mining Company) at December 31, 1996 and 1995, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that European American Resources, Inc.(Formerly Merlin Mining Company) will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring loses from operations and requirements for significant working capital in the future raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 28, 1997

/s/ Joseph J. Repko, C.P.A.
Joseph J. Repko, C.P.A.

               EUROPEAN AMERICAN RESOURCES, INC.
                (Formerly Merlin Mining Company)
                 (An Exploration Stage Company)
                  CONSOLIDATED BALANCE SHEETS


                                                         December 31
                                                      1996           1995
ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents                      $      951   $      213
  Prepaid Rent on Mining Claims                      51,666       51,666

      Total current assets                           52,617       51,879

PROPERTY AND EQUIPMENT, net                             786        1,709

OTHER ASSETS:
  Deferred exploration and development costs 1,036,690 1,036,690 Claiming receivable, net of reserve of
    $803,792 and $803,792                           482,000      482,000
  Assets held for resale                              9,353        9,353

      Total Other Assets                          1,528,043    1,528,043

      TOTAL ASSETS                               $1,581,446   $1,581,631


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses          $   48,576  $    48,576
  Loan payable related party                        116,600            -
      Total Current Liabilities                     165,176       48,576

STOCKHOLDERS' EQUITY
  Preferred stock; $.0001 par value, 25,000,000
    shares authorized, no shares issued or
    outstanding
  Common stock; $.0001 par value, 250,000,000
    shares authorized, 9,733,365 and 9,733,365
    shares issued and outstanding                       973          973
  Additional paid in capital                      6,472,366    6,472,366
  Deficit accumulated during the exploration
    stage                                        (5,057,069)  (4,940,284)

      Total Stockholders' Equity                  1,416,270    1,533,055

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                   $1,581,446   $1,581,631



The accompanying notes are an integral part of these consolidated financial statements.

               EUROPEAN AMERICAN RESOURCES, INC.
                (Formerly Merlin Mining Company)
                 (An Exploration Stage Company)
             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         From Inception
                                                                On
                                                           July 6, 1997
                                       For the Years Ended     through
                                            December 31,     December 31,
                                          1996        1995        1996

REVENUE
  Sales                           $        -  $        -     $    29,098

OPERATING EXPENSES
  Operating costs                     77,500      118,620      3,512,154
  General and administration          38,363      153,652      1,043,410
  Royalty expense                                                 43,960
  Depreciation and amortization          923          923        305,223
  Total Operating Expense            116,786      273,195      4,904,747

LOSS FROM OPERATIONS                (116,786)    (273,195)    (4,875,649)

OTHER INCOME (EXPENSE)
  Loss on write down of managed
    foreign investments                                         (803,792)
  Earnings on managed foreign
    investments                                                  190,569
  Loss on writeoff of related
    party receivable                                             (15,980)
  Interest income                                       8        292,051
  Interest expense                                              ( 75,428)
  Gain (loss) on write down and
    sales of assets                                23,349        (12,172)
  Gain on write down of long
    term debt (related party)                                    500,000
  Net realized losses on current
    marketable securities                                       (216,107)
  Net unrealized losses on current
    marketable securities                                        (40,561)

    Total Other Income (Expense)                   23,357       (181,420)

LOSS BEFORE INCOME TAXES           (116,786)     (249,838)    (5,057,069)

Income tax expense                        -             -              -

NET LOSS                         $ (116,786)   $ (249,838)   $(5,057,069)

LOSS PER COMMON SHARE             ($    .01)       ($ .03)        ($ .52)

The accompanying notes are an integral part of these consolidated financial statements.

               EUROPEAN AMERICAN RESOURCES, INC.
                (Formerly Merlin Mining Company)
                 (An Exploration Stage Company)
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FROM INCEPTION ON JULY 6, 1987
              THROUGH DECEMBER 31, 1993 (Restated)

                                                                     Deficit
                                                                  Accumulated
                                                       Additional    During
                                      Common Stock       Paid In   Exploration
                                     Shares     Amount    Capital      Stage

BALANCE, July 6, 1987             $        -  $       -  $        -  $       -

Shares issued to officers
  and directors of the company
  and other individuals, for cash,
  July through September, 1987     1,000,000        100     371,783          -
Net loss for the period ended
  December 31, 1987                        -          -           -    (95,060)

BALANCE, December 31, 1987         1,000,000        100     371,783    (95,060)

Effect of recapitalization of
 Paradise Valley Mining, Inc. on
 March 11, 1988                    1,000,000        100     200,418          -
Shares sold by private placement
 for cash at $1.00 per share in
 July, 1988, net of $4,808 in
 offering costs                      151,000         15     146,177
Shares sold by private placement
 for cash at $0.33 per share in
 October, 1988                       150,000         15      49,985
Net loss for the year ended
December 31, 1988                          -          -           -   (275,547)

BALANCE, December 31, 1988         2,301,000        230     768,363   (370,607)

Shares sold by private placement
 for cash at $10.00 per share
 during April through June 1989,
 net of$518,576 in offering costs    429,374         43   3,774,785          -
Shares issued in payment of
 interest at $10.00 per share
 during April and May, 1989            2,991          -      29,918          -
Net loss for the year ended
  December 31, 1989                        -          -           -   (463,583)

BALANCE, December 31, 1989         2,733,365        273   4,573,066   (834,190)

The accompanying notes are an integral part of these consolidated financial statements.

               EUROPEAN AMERICAN RESOURCES, INC.
                (Formerly Merlin Mining Company)
                 (An Exploration Stage Company)
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FROM INCEPTION ON JULY 6, 1987
              THROUGH DECEMBER 31, 1993 (Restated)


                                                                     Deficit
                                                                  Accumulated
                                                       Additional    During
                                      Common Stock       Paid In   Exploration
                                     Shares     Amount    Capital      Stage
Net loss for the year ended
 December 31, 1991              $        -   $     973  $       -  $(1,620,689)

BALANCE, December 31, 1990       2,733,365         273  4,573,066   (2,454,879)

Net loss for the year ended
 December 31, 1991                       -           -          -     (477,967)

BALANCE, December 31, 1991       2,733,365         273  4,573,066   (2,932,846)

Shares sold by private
  placement for cash at
  $.2714 per share
  during September, 1992         7,000,000         700  1,899,300            -

Net loss for the year ended
 December 31, 1992                       -           -          -     (694,935)

BALANCE, December 31, 1992       9,733,365         973  6,472,366   (3,627,781)

Net loss for the year ended
 December 31, 1993                       -           -          -     (730,281)

BALANCE, December 31, 1993       9,733,365         973  6,472,366   (4,358,062)

Net loss for the year ended
 December 31, 1994                       -           -          -     (332,383)

BALANCE, December 31, 1994       9,733,363         973  6,472,366   (4,690,445)

Net loss for the year ended
 December 31, 1995                       -           -          -     (249,838)

BALANCE, December 31, 1995       9,733,363         973  6,472,366   (4,940,283)

Net loss for the year ended
December 31, 1996                        -           -          -     (116,786)

BALANCE December 31, 1996        9,733,363    $    973 $6,472,366  $(5,057,069)


The accompanying notes are an integral part of these consolidated financial statements.

                  EUROPEAN AMERICAN RESOURCES, INC.
                   (Formerly Merlin Mining Company)
                    (An Exploration Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
           Increase (Decrease) in Cash and Cash Equivalents




                                                         December 31
                                                      1996           1995
Cash Flows Operating Activities
  Net loss                                       $ (116,785)   $(249,838)
Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
  Depreciation and amortization                         923          923
  Changes in assets and liabilities:
   (Increase) decrease in prepaid rent                    -        1,734
    Increase (decrease) in accounts payable
     and accrued expenses                                 -       (1,449)
   (Increase) decrease in accounts
     receivable related party                             -       77,500

    Total Adjustments                                   923       78,708

Net Cash Used by Operating Activities              (115,863)    (171,130)

Cash Flows to Investing Activities
  Proceeds from sale of assets                            -      174,151
  Deferred exploration and development costs              -      (27,437)
  Foreign investments withdrawals                         -       24,500

Net Cash Provided (Used) by Investing Activities          -     (171,214)

Cash Flows from Financing Activities
  Proceeds from issuance of notes payable           116,600            -

    Net Cash Provided by Financing Activities       116,600            -

Net Increase (Decrease) In Cash and
  Cash Equivalents                                      738           84

Cash and Cash Equivalents at Beginning of Period        213          129

Cash and Cash Equivalents at End of Period       $      951     $    213

The accompanying notes are an integral part of these consolidated financial statements.

EUROPEAN AMERICAN RESOURCES, INC.
(Formerly Merlin Mining Company)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

 The Company was incorporated in the state of Delaware on July 6, 1987. Since inception, the Company acquired mining rights to approximately 6,700 patented, unpatented lode, mill sites and placer claims on certain properties located through out the state of Nevada. Certain of these rights were acquired by agreement to pay an aggregate total royalty equal to 50% of the net profits delivered from the properties computed by a predefined formula. Since acquisition of these properties, the Company has been engaged in exploratory activities to determine proven and profitable reserves. To date, the Company has not commenced planned principal operations and accordingly is considered an exploratory stage company as defined in SFAS No. 7 and Security and Exchange Commission regulations.

 Deferred Exploration and Development Costs - The Company has incurred over $2,661,000 (including $0 and $27,437 in 1996 and 1995) in direct exploratory activity costs since acquisition of the right to these mining properties. In accounting for these costs the Company selected an accounting policy which capitalizes exploratory costs rather than expensing them as incurred. Amortization of these costs is to be calculated by the units of production method based upon proven or probable reserves. Costs incurred on properties later determined to be unproductive are expensed by the Company as that determination is made. In 1995 and 1994 geological determination resulted in the expensing of previously capitalized amounts related to those properties of approximately $0 and $0 respectively. As of December 31, 1996, the Company has $1,036,690 in deferred exploration and development costs. If these remaining costs had been expensed rather than capitalized, the accumulated deficit at December 31, 1995 would have been $6,093,759 rather than $5,057,069.

 The Company is continuing it's exploration stage activities on the remaining properties to determine the amount of proven or probable reserves, if any. Realization of the $1,036,690 in deferred exploration and development costs on those properties is dependent on establishing proven or probable reserves in excess of amounts capitalized. Failure to do so would result in the immediate write-down of those deferred charges.

 Assets Held for Resale - The Company was a defendant in a lawsuit filed against it in 1989 by a plaintiff from which the Company had acquired certain mining claims and equipment. In April of 1990, as a result of a counter action filed by the Company, a judgment was received in the Company's favor totaling $677,332 plus attorney's fees of approximately $20,200. Upon payment of the award, the Company was to return the equipment purchased from the plaintiff and pay a contingent legal fee of $15,000 to it's attorneys. Due to the unlikelihood of collection of the judgement, the Company has not recorded the judgement or the related attorney's fees in it's accounting records. During the year ended December 31, 1990, the Company listed the related equipment for resale. The net book value of $296,862 was believed to approximate the market value of the equipment. During 1991, part of this equipment valued at $37,894 was sold at a net loss of $4,034 or approximately 10% below it's book value. Accordingly, a change was made to income in 1991 to devalue the remaining equipment by 10% or $27,600. During 1992, equipment

                EUROPEAN AMERICAN RESOURCES, INC.
                 (Formerly Merlin Mining Company)
                  (An Exploration Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION (continued)

  with a net book value of $13,669 was sold at a net gain of $2,571. During 1993 and 1992, equipment with a net book value of $1,591 and $24,586 was determined to have no remaining value and was written off.

  During 1995 and 1994 with the remaining book value of $191,522 was sold at gains of $23,349 and $19,340 respectively..

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principal of Consolidation - The accompanying consolidated financial
  statements include the accounts of   European American Resources Inc.
  (formerly Merlin Mining Company) and Paradise Valley Mining, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Property and Equipment - Property and equipment is recorded at cost. Depreciation is computed for financial statement purposes using the straight line method over the estimated useful lives of the related assets. The useful related lives of property and equipment range from 3 to 5 years. For federal income tax purposes, depreciation is computed under the modified acceleration cost recovery system.

  Income Taxes - Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" was issued in early 1992, and requires an asset and liability approach for accounting for income taxes. This method was adopted by the Company for the year ended December 31, 1993 and there after.
   No deferred tax benefit has been reported for the Company's net operating loss carry forward for purposes of FASB 109, due to a reasonable change the Company may not fully utilize the benefit thereof. Accordingly, the deferred tax benefit has been offset by a valuation allowance in the same amount.

  Statement of Cash Flows - For the purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Loss per Common Share - Cumulative net loss per common share from inception is calculated based upon the weighted average number of shares outstanding from inception. Stock splits are treated as having incurred at inception.

  Dividends - The Company has not paid any dividends and any dividends which might be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Reclassification - The financial statements presented for years prior to December 31, 1993 have been reclassified to conform to the titles and headings used in the presentation of the December 31, 1993 financial statements.

  Restatement - The financial statements for all periods presented have been restated to reflect a reverse stock split during November 1992 on the basis of one share issued for each ten shares previously issued.

                 EUROPEAN AMERICAN RESOURCES, INC.
                 (Formerly Merlin Mining Company)
                  (An Exploration Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - MANAGED FOREIGN INVESTMENTS AND CLAIM RECEIVABLE

  The Company had previously entered into a managed investment agreement with Schwabische Finanz-und Unternehmensberatung Gmbh (SFU). The investment consisted of USD $2,250,000 which was being managed by SFU and was being held in accounts at Dominick & Dominick AG. The agreement commenced on September 25, 1992 and the funds were restricted from withdrawal until October 1993.

  SFU had been notified of the Company's intent to withdraw the funds and had indicated the funds would be wire transferred in October 1993. SFU defaulted on it's promises and did not liquidate the account as instructed. SFU sent various payments in partial liquidation totaling USD$964,208 which payments were received sporadically through December 22, 1995. Since 1995, the company increase its efforts to obtain the return of the investment, received confirmation from the fiduciary of SFU. Subsequently the fiduciary representation has been unsupported and the company believes it was an no underlying funds from the original investment remain under his control. The company has filed a claim under German law, against the fiduciary for " fraudulent statements " which holds German attorneys accountable for certain representations as well as requires minimum and annually adjusted amounts of liability insurance for such claims as a requirement for licensure. The company believes it will collect a to approximately $1, 286, 000, which represents the net amount of the original investment which has not been return to the company. Management has also classified this claim as a long term acid and reserve an amount for the recoverability and the costs associated with the buying. The possibility does exist that the company may not realize any amount should they not prevail in their action against the attorney. The company's council has advice management that it is highly probable they will receive an amount greater than the net carrying value remaining in the financial statements. The last records obtain which show the arms impact were in 1993 and were investment with Dominick and Dominick AG. Management has determined to charge the expense and record the corresponding reserve in the amount of approximately $804, 000 to 1993, the earliest period when the coming actually received detailed records and statements of its investments. This is consistent with the majority date of October, 1993 of the original investment agreement.

  The Company will record as income any amount recovered, net of expenses, above the remaining carrying value of $482, 000, only in such period they were actually realize, and record as additional expenses any further reserve should the likelihood of recovery diminish.

                EUROPEAN AMERICAN RESOURCES, INC.
                 (Formerly Merlin Mining Company)
                  (An Exploration Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                December 31,
                                            1995            1995

  Automobiles and trucks          $      19,740     $     19,740
  Mining equipment                        6,889            6,889
  Office equipment                          932              932
                                         27,561           27,561
  Less Accumulated Depreciation         (26,775)         (25,852)
                                  $         786     $      1,709

NOTE 5 - INCOME TAXES

  The Company has net operating loss carry forwards of approximately $3,500,000 which expires in various years through the year 2010. The amount of the operating loss carry forwards are limited by IRS regulations as a result of the sale of a majority interest .

NOTE 6 -- RELATED PARTY TRANSACTIONS

  Sale of Stock and Subordinated Debt - On September 25, 1992, the Company sold 7,000,000 shares of it's restricted common stock for $1,900,000 to a foreign investor, Trent, Ltd. Represented by Jochen A. Brenner. The shares issued to Trent represent approximately 71% of the issued and outstanding common stock
  of the Company.   In addition, the Company also sold to Trent a $500,000
  convertible debenture bearing interest at 8%. By reason of the sale of the common stock and convertible , the Company was then controlled by Trent. The accompanying financial statements include only the accounts of the Company and its subsidiaries and are not consolidated with respect to Trent nor do they include any of the accounts of Trent except as noted below. The proceeds from the stock sale and debenture sale have remained in the control of Mr. Brenner and were invested in his name or the names of other entities under his control in certain pooled investments which invest in foreign exchange forward contracts. The foreign investment company administering the pooled investments is entitled to enter into any transaction such as currency trading, gold and/or oil transactions including futures, negotiate, buy and sell any kind of properties without prior approval from the company. All transactions shall be made at the risk of the company, relieving the investment company from any and all liability. The invested fund were restricted as to withdrawal until October, 1993. While the invested funds are in the sole control of Mr. Brenner, he has entered into an agreement with the Company that he will proceed to liquidate the foreign investments and deliver the funds to the United States for use by the Company beginning October 1993.

  In 1996 the Company determined this debenture should be written off in connection with managed foreign investments and claim receivable discussed in
  Note 3 retroactively to December 31, 1993.

               EUROPEAN AMERICAN RESOURCES, INC.
                (Formerly Merlin Mining Company)
                 (An Exploration Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - COMMON STOCK AND STOCK PURCHASE WARRANTS

  As described in Note 8 above, on September 25, 1992, the Company sold 7,000,000 shares of restricted common stock for $1,900,000 to a group of foreign investors. These shares represent approximately 71% of it's issued and outstanding shares. The company also issued a $500,000 convertible debenture with interest at 8% per annum. This debenture is convertible into the number of shares of common stock based upon the average bid price, if the stock is trading or the last price sold to a third party. The Company also issued stock options for the purchase of 266,667 shares at $.30 per share for a two year period.

  During 1989, the Company sold 429,374 restricted common shares by private placement at $10.00 per share. Stock offering costs of $518,576 were charged against capital in excess of par value. The sale of common shares also included the sale of warrants to purchase 429,374 shares of restricted common stock at a purchase price of $12.50 per share if exercised before June 1, 1990 and at a purchase price of $15.00 per share if exercised after May 31, 1990 and prior to June 1, 1991. All of the above warrants expired June 1, 1991 with no warrants being exercised.

  In April and May 1989, the Company issued 2,991 shares of restricted common stock at $1.00 per share to liquidate accrued interest to private investors. There were no offering costs associated with this issuance. During July 1988, the Company approved a plan of recapitalization whereby shareholders received one share of common stock for each five shares held. The shareholders rights were not altered and no shareholders were eliminated under this plan. The accompanying financial statements have been restated to reflect this reverse stock split.

  In July 1988, the Company issued 151,000 shares of its common stock in a private placement to 20 investors. Net proceeds to the Company were $146,192 after deducting offering costs of $4,808.

  In October 1988, an additional investor purchased 150,00 shares of the Company's common stock for $50,000. In conjunction with this transaction, the investor was given common stock purchase warrants to purchase 200,000 shares of common stock. The warrants expired without being exercised.

  As of December 31, 1996, 1995, none of the warrants had been exercised.

NOTE 8 - MINERAL LEASES AND ROYALTY PAYMENTS

  In 1987 and 1988 the Company entered into 2 separate mining and mineral leases. These leases required minimum lease and loyalty payments and contained various other provisions. The leases were terminated in 1990 and 1991. Lease payments included in the statement of operations in 1991 was $800. As part of the termination of one of these leases, the Company was required to perform reclamation activities at a cost of approximately $26,000. The reclamation was substantially completed during the year ended December 31, 1993.

               EUROPEAN AMERICAN RESOURCES, INC.
                (Formerly Merlin Mining Company)
                 (An Exploration Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - COMMITMENTS

  In order to maintain the Company's current unpatented mineral lease claims [See Note 1], the Company must pay an annual rental fee of $100 per claim to the Bureau of Land Management. The fees have been paid through August 31, 1997.

NOTE 10 - SCOPE LIMITATION

  As discussed in more detail in Note 14 (above), the Company has not been able to obtain any detailed records with regards to it's investment which has been managed by foreign companies. The detail statements and records were either never provided by the management company or were lost by the former officers and directors of the Company. Current management is unable to obtain any information with regards to this investment. The effect of this scope limitation it that the investment losses are not being recorded in the actual period or periods when they occurred. Rather management has determined to push the losses back to the earliest period (1993) when the losses might have occurred. The Company did have contact with the investment management company (through it's former officers and directors) up through 1995 and did received various payment totaling $964,208. The last payment was received on 1995 and the last confirmation of balance was received as of December 31, 1995.

  Management believes that the effects of the above described scope limitations are not significant to the on-going operations of the Company because the investment has indeed been lost and the funds are not currently available (in
  1996) for the on-going operations.