Form 10KSB
period 1997-12-31
EUROPEAN AMERICAN RESOURCES INC
filed 1998-03-25
CIK 789949

FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from 1/1/97 to 12/31/97
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

                               NONE
                         (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to it. [ ]

     As of December 31, 1997, the Issuer had outstanding 11,403,008 shares of its common stock, as adjusted, par value $0.0001 per share.

                              PART I



Item 1.   Business.

     General Development of Business

     During the past twelve months the Issuer has continued to review its Nevada mining claims and has released 656 of those claims, now retained a total of 775 unpatented claims and 52 patents and mill sites (see Table under this Section). Substantially all of the patented and unpatented claims to which the Issuer has rights to acquire were located principally by an outside geologist in open, unappropriated federal domain. The patented and unpatented lode and placer mining claims were in numerous separate claim groups throughout Nevada.
Although several of the claims are contiguous, many are not, therefore the Issuer has been required to conduct exploration and other field work to satisfy the annual assessment work on the claims in numerous separate locations. The Company has entered into 10% net profit agreements for potential claims. In computing net profits, the Issuer is allowed to charge all appropriate expenses and reserves including reclamation, interest on payments, and any and all specific carrying cost, and assets including accelerated depreciation on assets.

     The validity of all unpatented mining claims, which constitutes most of the Issuer's property holdings, is subject to inherent uncertainties. Apart from 52 patented lode claims in the Diamond-Silverado claim group, most of the unpatented claims, if retained, will be leased or subleased from third parties. Such claims are located on federal land pursuant to procedures established by the General Mining Law of 1872, as amended. Unpatented claims, when properly located, staked, and posted according to regulation, give the claimant possessory rights only.

     Possessory title to an unpatented claim, when validly initiated, endures unless lost through abandonment due to failure to perform and file proof of required annual assessment work, through failure to timely record conveyances, or through a forfeiture which results from an adverse location made while the prior location is in default with respect to the performance of annual assessment work. Because many of these factors involve findings of fact, title validity cannot be determined solely from an examination of the record. The continuing validity of these claims is subject to many contingencies, including the availability of land for location at the time the location was made, the making of valid mineral discoveries within the boundary of each claim compliance with all regulations, both state and federal, for locating claims, the performance of annual assessment work of $100 per year per claim, and the making of required annual and other filings with the Bureau of Land Management ("BLM") and the county in which the claims are located. Failure to perform annual assessment work and failure to make required filings subjects the claimant to forfeiture of rights through valued subsequent locations by others or through cancellation by the government agency involved.

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

     The following chart sets forth the mining claims now retained by the
Issuer:


                              TABLE

EUROPEAN AMERICAN RESOURCES, INC. - MINING CLAIMS RETAINED AS OF
                        DECEMBER 31, 1997

Project Name   Mining Approx. State of Nevada         Number of
                    District            County               Claims

Bellehelen           Bellehelen             Nye                   39

Ellendale            Ellendale              Nye                   50

Diamond Silverado
 (includes Dugout
 Canyon & Robinson
 Canyon)              Eureka               Eureka                   293
                                                               (Plus 52
                                                              Patents &
                                                             Mill Sites)

Spring Valley        Eureka                Eureka                    192

Mahogany Hills       Eureka               Eureka                      28

Klondike             Klondike             Esmeralda                   24

Ruby Hills           Ruby Hills           White Pine                  64

Siegel Canyon        Aurum                White Pine                  85

                                             TOTAL                    827

     Furthermore, the Issuer has continued to seek a joint venture or a farm-out arrangement on the claims, but has been unable to complete a transaction as of this date. In connection with that determination, the Issuer has wrote off a large percentage of claims which have been previously deferred as capitalized exploration cost. During the year, geological results indicate that the Company has no proven claims and no unproven claims, therefore the Company's claims are probable. Since these claims are not proven, estimates of their potential value are not available at this time.

     Description of Securities

      The Issuer has 250,000,000 shares of common stock authorized at a par value of $.0001; and 25,000,000 shares of convertible preferred stock authorized at a par value of $.0001, of which none are issued or outstanding.

     Competition

     The Issuer faces competition in the mining field by companies in the same sector of the business and in the same regions where the Issuer maintains its claims. However, such competition, as fierce as it may be, does not directly effect the operations or profitability of the Company as long as the claims are maintained with the BLM and the Issuer proceeds with the acquisition or joint venture agreements in order to actively mine such claims.

     Employees

     In 1996, the Issuer employed two persons in the capacity of on-site managers in Eureka County, Nevada. In 1997 the Company employed 10 people during the course of the year. Prior to 1996 the Company has been mostly inactive employee compensation was kept at a minimum, including no compensation for the Board of Directors and officers.

Item 2.   Properties.

     The Company maintained its offices at 1212 Court St., Suite C-2, Clearwater, Florida 33756.

Item 3.   Legal Proceedings.

     The Company is not presently a party to any material litigation, other than the claim receivable noted in Note 3 in the financial statements, nor to the knowledge of management, is any material litigation threatened.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

                             PART II



Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.

     (a) Market Information. The Company's Common Stock is traded in the over-the-counter market.

     The following table sets forth the high and low bid quotations for each quarter for the two-year period through December 31, 1997, based upon information received from the National Quotation Bureau. Such quotations reflect inter-dealer prices, and do not include retail mark-up, mark-down or commission. They may not represent actual transactions.

                                                          High Bid       Low Bid
1997       First Quarter                                  $1.45         $1.29
           Second Quarter                                 $1.84         $1.62
           Third Quarter                                  $1.41         $1.28
           Fourth Quarter                                 $1.56         $1.47

1996       First Quarter                                  $1.50         $1.25
           Second Quarter                                 $1.75         $1.25
           Third Quarter                                  $1.875        $ .375
           Fourth Quarter                                 $1.50         $ .625

     (b) Shareholders. As of December 31, 1997, the Company had 11,403,008 shares of common stock outstanding, held by individual shareholders and brokerage firms and/or clearing houses, holding the Company's common shares in "street name" for their clients. The Company believes that there are approximately 900 beneficial owners of its common stock.

     (c) Dividends. The Company has not paid or declared any dividends upon its Common Stock since its inception and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.


Item 6.   Management's Plan of Operations

     The Company has for the most part in this fiscal year been concentrating on geological efforts with its resource properties. The Company maintained its patented and unpatented claims with the BLM and has negotiated to attract a joint venture partner for all of its mining operations. As of this writing, no such partner has materialized and the Company will continue to seek some type of operational format for the mining of its claims.

     For the year ending December 31, 1998 the Company plans on continuing to develop its resource properties in an effort to establish proven reserves. The Company estimates the cost for 1998 to continue development of resource properties will approximate from $600,000 to $2,600,000. These costs combined with expected operating costs of $300,000 to $900,000, which may require the Company to raise additional funds in order to satisfy its cash requirements. The Company plans on supplementing its cash requirements by the sale of its "Tailings", which are residual products from former mining efforts on the claim properties, as permitted, which indicate value.


     Inflation

     The rate of inflation has had little impact on the Company's results of operations and is expected to not have a significant impact on continuing operations.


Item 7.   Financial Statement and Supplementary Data.

     See Item 13.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Effective with the filing of this Form 10-KSB, the Company determined to change its accountants from Joseph J. Repko, CPA to Schuhalter, Coughlin & Suozzo, LLC. No disagreement with the accountant caused such change.

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

     The executive officers and directors of the Company are as follows:

Name                                    Position Held
Michael D. Ogilvie                      President, Chairman & CEO
Dale M. Hendrick, P. Eng.               Director (Resigned June  97)
Martin Sportschuetz                     Director
William O'Callaghan                     Director

     Michael D. Ogilvie is an Investment Banker/Management Consultant, born in Toronto, Ontario, educated at Wake Forest University and York University in Toronto, majoring in business Administration. He has over 15 years of experience as a management specialist and over 7 years directly involved in corporate finance. Having worked with a number of major multi-national corporations such as the Hudson Bay Company of Canada and Samsung of South Korea, he has also worked with a number of Junior Gold Mining Companies in Canada. Since 1981, as project team leader working with Canadian External Affairs, as a trade developer, and as a private consultant, he has demonstrated an excellent track record in corporate restructuring and as financial advisor in a number of industry sectors.

     Dale M. Hendrick, P. Eng., is a geologist, born in Ottawa, Ontario, educated in Ottawa University and Queen's University, and is now the President of Dale M. Hendrick and Associates. He has 41 years of experience in exploration and mining having worked as a Mine Geologist at Rio Algom Mines (Milliken) at Elliot Lake and Quemont Mines Ltd. At Noranda, P.Q. He joined Herr Addison in 1964 and was Chief Geologist, Exploration from 1973 to 1988. Since 1989 through Dale M. Hendrick and Associates, he has demonstrated an excellent and strong track record as a corporate technical and financial advisor to growth oriented junior resource companies on a global basis.

     Martin Sportschuetz was born in Stuttgart, Germany where he spent most of his life. Hi education and experience is centered around the study of German Law, and general sales and marketing techniques, as well as the study of economics. He has worked as a real estate developer and manager, and most of his experience is in matters of currency trading and securities transactions, in a foreign as well as a local environment. Mr. Sportschuetz' position on the Board is concurrent with his long term investment in the Company and his position as a 4.49% shareholder of the Company's securities.



     Mr. William O'Callaghan has over 25 years of experience in the field of public financing of public companies, structuring of equity positions, corporate debt restructuring, and corporate financing. He has worked in major financial institutions throughout his career, most of which are Wall Street based firms. His position with the Board is instrumental in the areas of expansion and acquisition in order to further the Company's scope of business and regenerate its long due involvement in the mining business.


Item 10.  Executive Compensation.

     The following table sets forth the renumeration paid or accrued by the Company during the fiscal year ending December 31, 1997, to each of its Chief Executive Officer, its officers and directors, and to all officers and directors as a group.

                                    Cash and Cash-equivalent forms of
                                   renumeration



                                             Salaries, fees,     Securities of
Name of Individual        Capacities in      director's fees,    property
or Number of              which served       commission and      insurance
Persons in Group                             bonuses             benefits or
                                                                 repayment of
                                                                 personal
                                                                 benefits

Michael G. Ogilvie    Director/
                          President/Officer  *1   497,000          0
Dale M. Hendrick          Director
                          (resigned 6/6/97)          0             0

Martin Sportschuetz       Director                   0             0

William O'Callaghan       Director           *2      0             0

Officers and
Directors as
a group                                           497,000          0

*1   includes stock award of 400,000 shares valued at $400,000.

*2 Does not include 250,000 shares for services to an investment bank company which is owned by a holding company to which he is a managing director of 750,000 shares valued at $525,000 and 357,143 shares valued at $250,000 to another company he is a managing director, both of which are considered affiliates of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth the number of Common Shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Director of the Company and by each person owning five percent or more of the Company's outstanding shares, as of December 31, 1997.







Name and Address          Amount and Nature of         Percentage of
                          Beneficial Ownership         Class Owned

Michael D.  Ogilvie
 Florida resident            400,000   President             3.51%

George Whitney             1,400,000   Shareholder          12.27%

     All officers and directors and beneficial owners as a group own 1,800,000 or 15.78%% of the outstanding shares of the Company.

Item 12. Certain Relationships and Related Transactions

     Amounts due to related party at December 31, 1997 represent cash and expense advances by a company affiliated with a stockholder and director of the Company totaling $134,093 after the reduction of $250,000 for 357,143 shares to be issued. During 1997 the company paid $30,480 for interest on this obligation.

During 1997, the Company retired 2,187,500 shares of common stock in exchange for distribution rights valued at $437,500.

Additionally, in 1997 the Company sold 2,075,000 shares during the year in private transactions for $1.00 a share, which, net of offering costs of $109,925, generated net proceeds to the Company of $1,265,075 and a $700,000 stock subscription receivable, which was collected on March 4, 1998.

Also in 1997, the company issued 400,000 shares to the president in connection with his employment agreement.

In 1997, the Company issued 250,000 shares to an affiliate for investment banking services which were valued at $1.16 or $290,000.

In 1997, the Company issued 25,000 shares to a finder, valued at $1.00 per share, with a like amount charged to additional paid in capital.

In March 1998, the Company issued 750,000 shares to an affiliate for exploration and reactivation services performed through December 31, 1997 valued at $.70 per share.
                             PART IV



Item 13.  Exhibits, Financial Statement Schedules.

     (1) The following financial statements are included herein at pages F-1 through F-17 as follows:


Independent Auditors' Report - Schuhalter, Coughlin & Suozzo, LLC1

Independent Auditor's Report - Joseph J. Repko, C.P.A.         2

Consolidated Balance Sheet, December 31, 1997                  3

Consolidated Statements of Changes in Stockholders' Equity
     on December 31, 1997                                      4

Consolidated Statement of Operations, for the Year Ended 1997  6

Consolidated Statement of Changes in Stockholders' Equity      7

Consolidated Statement of Cash Flows                           8

Notes to Consolidated Financial Statements                     9

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                 European American Resources, Inc.
                           (Registrant)




By:
          Michael D. Ogilvie, Chairman, President & CEO



Dated:



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





                 European American Resources, Inc.
                           (Registrant)




By:     /s/ Michael D. Ogilvie
          Michael D. Ogilvie, Chairman, President & CEO



Dated:



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     NAME                               CAPACITY




/s/ Michael Ogilvie
Michael Ogilvie                         Chairman, President & CEO

                   INDEPENDENT AUDITORS' REPORT




Board of Directors
European American Resources, Inc.
1212 Court St., Suite C-2
Clearwater, Florida 33756


We have audited the accompanying balance sheet of European American Resources, Inc. as of December 31, 1997 and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of European American Resources, Inc. at December 31, 1997 and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.






March 13, 1998

Raritan, New Jersey

                   INDEPENDENT AUDITORS' REPORT




Board of Directors
European American Resources, Inc.
1212 Court St., C-2
Clearwater, Florida 33756


We have audited the accompanying balance sheet of European American Resources, Inc. as of December 31, 1997 and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of European American Resources, Inc. at December 31, 1997 and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.


                                       /s/ Schuhalter, Coughlin & Suozzo, LLC
                                           Schuhalter, Coughlin & Suozzo, LLC


March 13, 1998

Raritan, New Jersey

                   INDEPENDENT AUDITOR'S REPORT


Board of Directors
EUROPEAN AMERICAN RESOURCES, INC.
1212 Court St., Suite C-2
Clearwater, FL 33756

I have audited the Statement of operations, shareholders equity, and cash flows for the year ended December 31, 1996 of European American Resources, Inc.. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in shareholders equity and cash flows of European American Resources, Inc. for the ended December 31, 1996 in conformity with generally accepted accounting principles.



March 28, 1997


Joseph J. Repko, C.P.A.

                   INDEPENDENT AUDITOR'S REPORT


Board of Directors
EUROPEAN AMERICAN RESOURCES, INC.
1212 Court St., Suite C-2
Clearwater, FL 33756

I have audited the Statement of operations, shareholders equity, and cash flows for the year ended December 31, 1996 of European American Resources, Inc.. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in shareholders equity and cash flows of European American Resources, Inc. for the ended December 31, 1996 in conformity with generally accepted accounting principles.



March 28, 1997


/s/ Joseph J. Repko, C.P.A.
Joseph J. Repko, C.P.A.

                European American Resources, Inc.
                    Consolidated Balance Sheet
                        December 31, 1997



      Assets

Current Assets
 Cash and cash equivalents                             $  646,306
 Subscription receivable                                  700,000
 Prepaid rent on mining claims                             55,200
 Other Current Assets                                      23,500

      Total Current Assets                              1,425,006

Resource properties, at cost, net of accumulated
 depreciation of $30,211                                2,019,801

Property and equipment, net                                27,350

Other Assets
 Claim Receivable, net of valuation reserve of $803,792   482,000
 Other Assets                                               9,353

      Total Other Assets                                  491,353

      Total Assets                                     $3,963,510


     Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable and accrued expenses                $  363,403
 Note Payable to Related Party                           134,093

      Total Current Liabilities                          497,496


Distribution Rights Payable                              437,500

Stockholders' Equity
 Preferred stock; $.0001 par value, 25,000,000 shares
    authorized, no shares issued or outstanding                -
 Common stock; $.0001 par value, 250,000,000 shares
    authorized, 11,403,008 and 9,733,365 shares issued
    and outstanding                                        1,140
 Additional paid in capital                            9,464,773
 Deficit accumulated during the exploration stage     (6,437,399)

      Total Stockholders' Equity                       3,028,514

      Total Liabilities and Stockholders' Equity      $3,963,510

                European American Resources, Inc.
              Consolidated Statements of Operations





                                                      For the Years Ended
                                                          December 31,
                                                      1997         1996
Revenue

  Sales                                           $         -    $         -

Operating Expenses

  Operating costs                                       78,300      77,500

  General and administration                         1,272,164      38,363

  Depreciation and amortization                          3,436         923

      Total Operating Expenses                       1,353,900     116,786

Loss from operations                                (1,353,900)   (116,786)

Other Income (Expense)

  Interest income                                        4,050            -

  Interest expense                                     (30,480)          -

  Total other Income (Expense)                         (26,430)          -

Loss before income taxes                            (1,380,330)   (116,786)

Income tax expense                                           -           -

Net Loss                                           $(1,380,330)  $(116,786)

Basic Loss Per Common Share                        $      (.14)  $   (.012)

Average Common Shares Outstanding                    9,581,803   9,733,365

                European American Resources, Inc.
          Consolidated Statement of Stockholders' Equity
From Inception on July 6, 1987 Through December 31, 1997

                                                                 Deficit
                               Common Stock                     Accumulated
                                                Additional       During The
                             Shares    Amount    Paid In        Exploration
                                                Capital           Stage
Shares
Amount
Balance, July 6, 1987             -    $    -      $        -          $      -
Shares issued to officers
 and directors of the
 Company and other
 individuals, for cash July
 through September, 1997 1,000,000   100       371,783               -
Net Loss for the period
 ended December 31, 1987              -     -             -         (95,060)

Balance, December 31, 1987    1,000,000   100       371,783         (95,060)

Effect of recapitalization
 of Paradise Valley Mining,
 Inc. on March 11, 1988       1,000,000   100       200,418               -
Shares sold by private
 placement for cash at $1.00
 per share in July, 1988,
 net of $4,808 in offering
 costs                          151,000    15       146,177               -
Shares sold by private
 placement for cash at $0.33
 per share in October, 1988     150,000    15        49,985               -
Net loss for the year ended
 December 31, 1988                    -     -             -        (275,547)

Balance, December 31, 1988    2,301,000   230       768,363        (370,607)

Shares sold by private
 placement for cash at
 $10.00 per share during
 April through June 1989,
 net of $518,576 in offering
 costs                         429,374     43     3,774,785               -
Shares issued in payment of
 interest at $10.00 per
 share during April and May
 1989                            2,991      -         29,918              -
Net loss for the year ended
 December 31, 1989                   -      -              -       (463,583)

Balance, December 31, 1989   2,733,365 $  273     $4,573,066     $ (834,190)

                European American Resources, Inc.
          Consolidated Statement of Stockholders' Equity
From Inception on July 6, 1987 Through December 31, 1997

                                                                     Deficit
                                Common Stock                        Accumulated
                                                 Additional        During The
                                                   Paid In         Exploration
                            Shares   Amount       Capital            Stage


Net loss for the year ended

 December 31, 1991                 -    $   -     $        -      $(1,620,689)

Balance, December 31, 1990 2,733,365      273      4,573,066       (2,454,879)

Net loss for the year ended
 December 31, 1991                 -        -              -         (477,967)

Balance, December 31, 1991 2,733,365      273      4,573,066       (2,932,846)

Shares sold by private
 placement for cash at
 $.2714 per share during
 September, 1992           7,000,000      700      1,899,300                -

Net loss for the year ended
 December 31, 1992                 -        -              -          (694,935)

Balance, December 31, 1992 9,733,365      973     6,472,366        (3,627,781)

Net loss for the year ended
 December 31, 1993                 -        -             -          (730,281)

Balance, December 31, 1993 9,733,365      973     6,472,366        (4,358,062)

Net loss for the year ended
 December 31, 1994                 -        -             -          (332,383)

Balance, December 31, 1994 9,733,365      973     6,472,366        (4,690,445)

Net loss for the year ended
 December 31, 1995                 -        -             -           (249,838)

Balance, December 31, 1995 9,733,363      973     6,472,366         (4,940,283)

Net loss for the year ended
 December 31, 1996                 -        -             -          (116,786)

Balance, December 31, 1996 9,733,365    $ 973    $6,472,366       $ 5,057,069

                European American Resources, Inc.
          Consolidated Statement of Stockholders' Equity
From Inception on July 6, 1987 Through December 31, 1997

                                                                  Deficit
                             Common Stock                          Accumulated
                                                Additional       During the
                                                Paid In         Exploration
                               Shares   Amount     Capital         Stage

Retirement of shares for
 distribution rights       (2,187,500)    $(219)     $ (437,281)     $         -

Shares sold for $1.00 per
 share in private
 placements during the
 year, net of $109,925
 offering costs and
 including a $700,000
 stock subscription
 received on March 4, 1998 2,075,000       208       1,964,867                -
Shares for capital and
 market making services,
 including 250,000 shares
 valued at $1.16 per share
 to a related party and
 25,000 shares valued at
 $1.00 per share with the
 25,000 shares charged to
 offering costs              275,000        27         289,973               -
Shares issued for services
 in connection with the
 employment agreement of
 the president valued at
 $1.00                       400,000        40         399,960               -
Shares to be issued for
 cancellation of debt to
 related party, valued at
 $.70 per share              357,143        27         249,963               -
Shares to be issued for
 exploration and
 reactivation services
 rendered through December
 31, 1997 by a related
 party, valued at $.70 per
 share                       750,000        75         524,925               -
Net loss for the year
 ended December 31, 1997           -          -               -     (1,380,330)

Balance, December 31, 199711,403,008    $1,140      $9,464,773     $(6,437,399)

                European American Resources, Inc.
              Consolidated Statements of Cash Flows
         Increase (Decrease) in Cash and Cash Equivalents


                                                            For the Year Ended
                                                               December 31,
                                                            1997      1996
Cash Flows Operating Activities
 Net loss                                            $(1,380,330)    $ (116,785)
 Adjustments to reconcile net loss to net cash provided (used) by operating activities:

   Depreciation and amortization                           3,436        923

   Issuance of common stock charged to expense           840,000              -

   Changes in assets and liabilities:

    (Increase) decrease in prepaid rent                  (3,534)          -

    Increase in accounts payable and accrued
      expenses                                          314,827           -

    Increase in other assets                            (23,500)          -

  Total Adjustments                                   1,131,229         923

Net Cash Used by Operating Activities                  (240,101)   (115,863)

Cash Flows to Investing Activities

  Proceeds from issuance of common stock, net
    of offering costs of $109,925                     1,265,075           -

  Resource properties                                  (608,112)          -

  Purchase of fixed assets                              (30,000)          -

    Net Cash Provided By Investing Activities           626,923           -

Cash Flows from Financing Activities
  Proceeds from issuance of notes payable to
    related party                                       267,493     116,600

     Net Cash Provided By Financing Activities          267,493      116,600

Net Increase in Cash and Cash Equivalents               645,355          738

Cash and Cash Equivalents at Beginning of Period            951         213

Cash and Cash Equivalents at End of Period           $  646,306  $      951









NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The Company was incorporated in the state of Delaware on July 6, 1987. Since inception, the Company acquired mining rights to approximately 6,700 patented, unpatented lode, mill sites and placer claims on certain properties located throughout the state of Nevada. Certain of these rights were acquired by agreement to pay an aggregate total royalty based upon various percentages of the net profits delivered from the properties computed by a predefined formula. Since acquisition of these properties, the Company has not commenced planned principal operations and accordingly has been considered an exploratory stage company as defined in SFAS No. 7 and Security and Exchange Commission regulations.

     Property Rights, Exploration and Development Costs

     The Company had incurred over $2,661,000 which after adjusting for claims the Company no longer controlled and geological determinations, was adjusted to $1,036,690 by December 31, 1995. These represented direct exploratory activity costs since acquisition of the right to these mining properties. In accounting for these costs the Company selected an accounting policy which capitalizes exploratory costs rather than expensing them as incurred. Amortization of these costs is to be calculated by the units of production method based upon proven or probable reserves. Costs incurred on properties later determined to be unproductive are expensed by the Company as that determination is made.
     As of December 31, 1997, the Company has $2,019,801 in deferred exploration and development costs. If these remaining costs had been expensed rather than capitalized, the accumulated deficit at December 31, 1997 would have been $8,457,200 rather than $6,437,399.

     The Company has been in the exploration stage to determine the amount of proven or probable reserves of its resource properties, if any. During 1997, sufficient testing was completed to indicate the Company's reserves are probable and in excess of the amounts capitalized, yet since they are not proven, estimates of their potential value are not available at this time.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principals of Consolidation

     The accompanying consolidated financial statements include the accounts of European American Resources, Inc. (Formerly Merlin Mining Company) and Paradise Valley Mining, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Income Taxes

     Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" was issued in early 1992, and requires an assets and liability approach for accounting for income taxes. This method was adopted by the Company for the year ended December 31, 1993 and thereafter. No deferred tax benefit has been reported for the Company's net operating loss carry forward for purposes of FASB 109, due to a reasonable chance the Company may not fully utilize the benefit thereof. Accordingly, the deferred tax benefit has been offset by a valuation allowance in the same amount.

     Statement of Cash Flows

     For the purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     The following items represent a schedule of non-cash investing and financing activities:

                                                  1996      1995
     Issuance of common stock in exchange
     for the cancellation of indebtedness             $250,000         $0

     Issuance of common stock for services
     relating to capitalized resource properties      $375,000    $0

     Operating activities include interest paid of $30,480 and $0 for the years ended December 31, 1997 and 1996 respectively.

     Loss per Common Share

     For the year ending December 31, 1997, and all periods presented thereafter, the Company adopted FASB 128 to compute earnings per share. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     Dividends

     The Company has not paid any dividends and any dividends which might be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Reclassification

     The financial statement presented for 1996 have been reclassified to conform to the current year's presentation.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (Continued)

     disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. These estimates include property and equipment, depreciation, the carrying value of resource properties and distribution rights payable

     Stock-Based Compensation

     The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for "Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of the Accounting Principles Board (APB) Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method, as defined in SFAS No. 123, had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123. As such, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

     Resource properties

     The Company records its interest in resource properties at cost.
     Producing properties will be amortized on the unit-of-production basis. The ultimate recovery of costs associated with non-producing properties is dependent upon the discovery and development of economic reserves or the profitable sale of the properties. If a property is abandoned or sold, the proceeds on the sale, less the cost of the property and any related deferred expenditures, will be included in operations at that time. The Company periodically reviews its mineral properties to ascertain whether an impairment in value has occurred. Where a property is considered uneconomic it is written off. During 1997, the Company had no proven claims and the rights to 827 claims, which are considered probable.

     Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     Fair Value of Financial Instruments

     SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires the determination of fair value for certain of the Company's assets and liabilities. The Company estimates that the carrying values of its financial instruments approximate fair value.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (Continued)

     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews for the impairment of long-lived assets and certain identifiable intangibles to be held and used by the Company whenever events and changes in circumstances indicate that the carrying value of an asset may not be recoverable.

     Other Accounting Pronouncements

     The FASB has issued SFAS No. 130, Reporting Comprehensive Income effective for fiscal years beginning after December 15, 1997, which establishes standards for the reporting of comprehensive income and its components. The Company believes that the effect of the adoption of SFAS No. 130 will not be material to its financial position or results of operations.

NOTE 3 - MANAGED FOREIGN INVESTMENTS AND CLAIM RECEIVABLE

     The Company had previously entered into a managed investment agreement with Schwabische Finanz-und Unternehmensberatung Gmbh (SFU). The investment consisted of USD $2,250,000 which was being managed by SFU and was being held in accounts at Dominick & Dominick AG. The agreement commenced on September 25, 1992 and the funds were restricted from withdrawal until October 1993. SFU had been notified of the Company's intent to withdraw the funds and had indicated the funds would be wire transferred in October 1993. SFU defaulted on its promises and did not liquidate the account as instructed. SFU sent various payments in partial liquidation totaling US $964,208 which payments were received sporadically through December 22, 1995. Since 1995, the company increased its effort to obtain the return of its investment, received confirmation from the fiduciary of SFU. Subsequently the fiduciary representation has been unsupported and the company believes it was fraudulent and no underlying funds from the original investment remain under his control. The company has filed a claim under German law, against the fiduciary, for "fraudulent statements" which holds German attorneys accountable for certain representations as well as requires minimum and annually adjusted amounts of liability insurance for such claims as a requirement for licensure. The company believes it will collect up to approximately $1,286,000, which represents the net amount of the original investment which has not been returned to the company. Management has also classified this claim as a long term asset and reserved an amount for both the recoverability and the costs associated with the claim. The possibility does exist that the company may not realize any amount should they not prevail in their action against the attorney. The company's counsel has advised management that it is probable they will receive an amount greater than the net carrying value remaining in the financial statements. The last records obtained which showed the funds intact were in 1993 and were invested with Dominick and Dominick AG. Management has determined to charge the expense and record the corresponding reserve in the amount of approximately $804,000 to 1993, the earliest period when the Company actually received detailed records and statements of its investments. This is consistent with the maturity date of October, 1993 of the original investment agreement.

     The Company will record as income any amounts recovered, net of expenses, above the remaining carrying value of $ 482,000, only in such period they were actually realized, yet record as additional expense any further reserve should the likelihood of recovery diminish.


NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                December 31, 1997

     Automobiles and trucks                             $ 49,740
     Mining equipment                                      6,889
     Office equipment                                        932
                                                          57,561
          Less accumulated depreciation                  (30,211)
                                                        $ 27,350
NOTE 5 - INCOME TAXES

     No provision for income taxes have been made for the periods presented as the Company incurred losses during those periods.

     Deferred taxes consist of the following at December 31, 1997:

           Total deferred tax assets                  $1,293,360
          Less: Valuation allowance                   (1,293,360)

          Net deferred tax assets                     $        0

     Deferred tax assets are attributable to available net operating loss carryforwards. The valuation allowance was increased by $171,360 during the year.

     Current and deferred tax expense has been specifically calculated individually to each member of the consolidated group as if it were a separate taxpayer.

     The Company has net operating loss carry forwards of approximately $3,804,000 which expires in various years through the year 2010. The amount of the operating loss carry forwards may be subject to annual limitations limited by IRS regulations as a result of the sale of a majority interest.

NOTE 6 - RELATED PARTY TRANSACTIONS

     On September 25, 1992, the Company sold 7,00,000 shares of its restricted common stock for $1,900,000 to a foreign investor, Trent, Ltd.
     Represented by Jochen A Brenner. The shares issued to Trent represent approximately 71% of the issued and outstanding common stock of the Company. In addition, the Company also sold to Trent a $500,000 convertible debenture bearing interest at 8%. By reason of the sale of the common stock and convertible, the Company was controlled by Trent at that time. The accompanying financial statements include only the accounts of the Company and its subsidiaries and are not consolidated with respect to Trent nor do they include any of the accounts of Trent except as noted below. The proceeds from the stock sale and debenture sale has remained in the control of Mr. Brenner and were invested in his name or the names of other entities under his control in certain pooled investments which invest in foreign exchange forward contracts. All transactions were to be made at the risk of Mr. Brenner, relieving the investment company from any and all liability. The invested funds were restricted as to withdrawal until October, 1993. While the invested funds are in the sole control of Mr. Brenner, he had entered into an agreement with the Company that he would proceed to liquidate the foreign

NOTE 6 - RELATED PARTY TRANSACTIONS - (Continued)

     investments and deliver the funds to the United States for use by the Company beginning October 1993. In 1996 the Company determined this debenture should be written off in connection with the managed foreign investments and claim receivable, discussed in Note 3, retroactively to December 31, 1993.

     The Company received all working capital through September 30, 1987 from stockholder/officers. These parties agreed to have all payments through September 30, 1987 amounting to $371,883 credited to equity in exchange for 10,000,000 shares of common stock.

     Pursuant to the private placement of stock, the Company paid stock offering fees to related parties, including $30,000 paid to Merlin Equities, Inc., a broker-dealer and an affiliate of the president, at that time, of the Company. Canopus, Ltd., a London-based entity and principal shareholder of the Company was paid $300,000. A total of $418,000 was paid to two officers of Harrier, Inc., a public corporation, for whom an officer of the Company served as financial consultant in raising equity funding.

     The Company had previously intended to complete a drilling venture with Entrex in which certain officer, stockholders, and directors of the Company also served as officer of Entrex but held no ownership interest in Entrex. The agreement was eventually canceled. During 1993 and 1992, the Company expended $5,372 and $20,003 on the matter. None of the Company's officers, stockholders or directors received any portion of these funds.

     In 1997, the Company leased office space from an affiliate on a month to month basis via the assumption of the affiliates lease to a third party from September, 1997 through December 31, 1997. Rent expense paid to the third party was $4,687.

     In 1997 the Company issued 250,000 shares to an affiliate for investment banking services valued at $290,000.

     During 1997, the Company signed a note to a related party bearing interest of 11%. Interest charged to expense for this note in 1997 was $30,480.In March 1998, the Company issued 357,143 shares, valued at $250,000, in cancellation of $250,000 of the note due to the related party. At December 31, 1997 $134,093 remained outstanding on this note. The Company expects to repay this amount in the first quarter 1998. The Company also issued 750,000 shares valued at $525,000, which are assignable, for exploration and reactivation services performed through December 31, 1997.

NOTE 7 - COMMITMENTS

     In order to maintain the Company's current unpatented mineral lease claims [See Note 1], the Company must pay an annual rental fee of $100 per claim to the Bureau of Land Management. The fees have been paid through August 31, 1998. During 1997, some of these properties were "overstaked" by a third party and the Company has won a stay of decision from the finding of the Bureau of Land Management(BLM), which has caused this overstaking, pending the review of the Interior Board of Land Appeals(IBLA) relating to this claim. The Company does not expect the result of this review, regardless of outcome, to have an adverse effect on the carrying value of



NOTE 7 - COMMITMENTS - (Continued)

     the resource properties.

     On March 19, 1997 the Company entered into an option to purchase the previously leased portfolio from the original lessors of unpatented claims and owner of the patented claims. The new agreement gives the Company all patent and unpatented claims for the purchase price of 100,000 shares of the Company's common stock subject to their restricted legend, and certain accelerated payments under a consulting agreement and further 10% Net Smelter Return (NSR) less applicable expenses up to $100,000,000 million dollars from the properties. The Company has notified the option seller the Company will exercise the patented claim portion of this option in 1998. Additionally, on March 19, 1997 the Company entered into a forty-eight (48) month consulting agreement with the geological company owned by the original owner of the patented claims with a monthly retainer of $4,000 and a minimum $192,000. During 1997 $36,000 was paid under this agreement for geological efforts. When the Company exercises its option in 1998 certain payments remaining under this agreement may be accelerated.

     The Company, in connection with the retirement of 2,187,500 shares entered into net smelting agreements for up to $4,375,000 with former shareholders in exchange for their shares. The Company charged $437,500 to common stock and additional paid in capital as this represents the net estimated value of the distribution rights based upon the anticipated deferred nature of when such payments, if any, will be made in relation to the time of the exchange.

     On May 8, 1997, the Company entered into an employment agreement with the president for a period of seven (7) years, which provides for the following:

     a) annual cash compensation of $144,000, subject to a ten percent (10%) increase per year and such other increases as the Board of Directors may determine from time to time at its sole discretion.

     b) Employee stock bonuses, including 400,000 shares of common stock, issued upon signing, subject to the restrictions of Rule 144 and 210,000 shares of common stock to be issued on each anniversary for the first, second, third and fourth yearly anniversary of the contract.

     c) Stock options entitling the president to purchase:

          1) 200,000 shares at $5.00 per share prior to 1999
          2) 200,000 shares at $7.00 per share prior to 2001
          3) 300,000 shares at $8.00 per share prior to 2004
          4) 300,000 shares at $8.50 per share prior to 2005

     The Company's mining and exploration activities are subject to various federal, state and local laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally becoming more restrictive. The Company conducts its operation so as to protect the public health and environment and believes its operations are materially in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

     The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. It does not believe that any pending or threatened proceeding related or other matters, or any amount which it may be required to pay by reason thereof, will have a material adverse effect on the financial condition or future results of operations of the Company.

NOTE 8 - COMMON STOCK

     During 1997, the Company retired 2,187,500 shares of common stock in exchange for distribution rights, valued at $437,500.

     Additionally, in 1997 the Company sold 2,075,000 shares during the year in exempt transactions for $1.00 a share, which, net of offering costs of $109,925, generated net proceeds to the Company of $1,265,075 and a $700,000 stock subscription receivable, which was collected on March 4, 1998.

     Also in 1997, the Company issued 400,000 shares to the president in connection with his employment agreement as discussed in Note 7. At December 31, 1997 resource properties were increased $200,000 and $200,000 was charged to the statement of operations for the year ended December 31, 1997. These shares were valued at $1.00, which represented the most recent selling price of restricted shares.

     In 1997, the Company issued 250,000 shares to an affiliate for investment banking services which were valued at $1.16 or $290,000, which represented the same proportionate discount for recent sales of restricted shares to the market price at the time of the transaction.

     In 1997, the Company issued 25,000 shares to a finder, valued at $1,00 per share, with a like amount charged to additional paid in capital. These shares were valued at the most recent selling price of restricted shares.

     In March, 1998, the Company issued 357,143 shares valued at $.70 in cancellation of $250,000 debt with an affiliate. The shares outstanding and the amounts "Due to Related Party" at December 31, 1997 have been adjusted to reflect his transaction. The value ascribed to these shares was adjusted for the same proportionate discount for restricted shares in relation to the market price at the time of the transaction.

     In March 1998, the Company issued 750,000 shares to an affiliate for exploration and reactivation services performed through December 31, 1997 valued at $.70 per share or $525,000. At December 31, 1997 resource properties were increased $175,000 and $350,000 was charged to general and administrative expenses in the statement of operations for the year ended December 31, 1997. The value ascribed to these shares was adjusted for the same proportionate discount for restricted shares in relation to the market price at the time of the transaction.






NOTE 8 - COMMON STOCK - (Continued)

     Reserved Shares

     Pursuant to the employee agreement with the president discussed in Note 7, 840,000 shares of common stock may be granted as stock bonuses in increments of 210,000 shares per yearly anniversary, commencing in May of 1998. Additionally the agreement granted options to purchase up to 1 million shares of common stock at various prices ranging from $5.00 to $8.50 through the year 2005.

     The Company granted options to an accredited investor to purchase, at $.50 per share, up to 1,225,000 shares of restricted common stock. The option period begins on September 3, 1999 and runs through September 3, 2000 or sooner, should the Company sell the control of either its 52 patented claims or a majority of its outstanding common stock to a single purchaser.

     The Company also granted an accredited investment firm options to purchase, also at $.50 per share up to 675,000 shares of restricted common stock. The option period begins on September 3, 1999 and runs through September 3, 2000 or sooner, should the Company sell the control of either its 52 patented claims or a majority of its outstanding common stock to a single purchaser.

NOTE 9 - SUBSEQUENT EVENTS

     In March 1998, the Company notified the seller of the option in Note 7, for 52 patented claims they will exercise this portion of the option in 1998.

     On March 4, 1998 the Company received $700,000 for payment in full on the stock subscription.

     On March 13, 1998 and March 17, 1998 the Company authorized the issuance of 357,143 and 750,000 shares as discussed in Note 6 and Note 9.


NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments as of December 31, 1997, are as follows:

                                           1997
                                      Carrying   Fair
                                      Amount    Value
     Assets:
     Cash and Equivalents             $646,306  $646,306
     Subscriptions receivable         $700,000  $700,000


     Liabilities:
     Note payable to related party   $134,093  $134,093
     Distribution rights payable     $437,500  $437,500