Form 10QSB
period 1998-03-31
EUROPEAN AMERICAN RESOURCES INC
filed 1998-05-26
CIK 789949

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended March 31, 1998 Commission File No.33-2392-D


European American Resources, Inc. (formerly Merlin Mining Co.)
      (Exact name of registrant as specified in its charter)

           Delaware                               87-0443214
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization             Identification Number)

1212 Court St., Suite C-2, Clearwater, FL             33756
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, (813)  298-0636


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

     Yes:   X            No:


The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1998 is 11,403,008 shares all of one class of $.0001 par value common stock.

         EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                   (FORMERLY MERLIN MINING CO.)



                              INDEX

                                                            PAGE

PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheet - March 31, 1998         1

          Consolidated Statements of Operations - Three
            Months Ended March 31, 1998 and 1997              2

          Consolidated Statements of Cash Flows - Three
            Months Ended March 31, 1998 and 1997              3

          Notes to Financial Statements                      4-5

          Management's Discussion and Analysis of financial
            conditions and results of operations              6


PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                         7

          Item 2.   Changes in Securities                     7

          Item 3.   Defaults Upon Senior Securities           7

          Item 4.   Submission of Matters to a Vote of
                      Security Holders                        7

          Item 5.   Other Information                         7

          Item 6.   Exhibits on Reports on Form 8-K           7

Signature Page                                                7

         EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                   (FORMERLY MERLIN MINING CO.)
                    CONSOLIDATED BALANCE SHEET
                          MARCH 31, 1998



      Assets

Current Assets
  Cash and cash equivalents                                     $ 957,126
  Prepaid rent on mining claims                                    35,625

      Total Current Assets                                        992,751

Resource properties                                             2,102,110

Property and equipment, net of accumulated
  depreciation of $32,711                                          24,850

Other Assets
  Investments, net of valuation reserve of $803,792               482,000
  Other assets                                                     33,353

      Total Other Assets                                          515,353

      Total Assets                                              3,635,064




      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                           320,541
  Due to Related Party                                                  -

      Total Current Liabilities                                   320,541

Distribution rights payable                                       437,500

Stockholders' Equity
  Preferred stock; $.0001 par value, 25,000,000
    shares authorized, no shares issued or
    outstanding
  Common stock; $.0001 par value, 250,000,000
    shares authorized, 11,403,008 shares issued
    and outstanding                                                 1,140
Additional paid in capital                                      9,464,773
Deficit accumulated during the exploration stage               (6,588,890)

      Total Stockholders' Equity                                2,877,023

      Total Liabilities and Stockholders' Equity               $3,635,064

         EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                   (FORMERLY MERLIN MINING CO.)
               CONSOLIDATED STATEMENT OF OPERATIONS




                                                     For the Three Months
Ended
                                                            March 31,
                                                        1998         1997

Revenue
  Sales                                            $         -$         -

Operating Expenses
  Operating costs                                       19,575     29,124
  General and administrative                           137,497     11,321
  Depreciation and amortization                          2,500          -

      Total Operating Expenses                         159,572     40,445

Loss from operations                                  (159,572)   (40,445)

Other Income
 Interest income                                         8,081        427

  Total Other Income                                     8,081        427

Loss before income taxes                              (151,491)   (40,018)

  Income tax expense                                         -          -

      Net Loss                                     $  (151,491) $ (40,018)


Basic Loss per share                               $     (.013) $   (.004)

Average common shares outstanding                   11,403,008  9,733,365

         EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                   (FORMERLY MERLIN MINING CO.)
               CONSOLIDATED STATEMENT OF CASH FLOWS




                                                     For the Three Months
Ended
                                                            March 31,
                                                        1998         1997

Cash Flows Operating Activities
 Net Loss                                            $(151,491) $ (40,018)
 Adjustments to reconcile net loss to net cash
    (used) by operating activities:
    Depreciation                                         2,500          -
    Changes in assets and liabilities:
      Decrease (increase) in prepaid rent               19,575     (7,570)
      (Increase) in other assets                          (500)         -
      (Decrease) increase in accounts payable
        and accrued expenses                           (42,862)    19,605

      Net Cash Used by Operating Activities           (172,778)   (27,983)

Cash Flows From Investing Activities
 Additions to resource properties                      (82,309)   (44,211)

      Net Cash (Used In) Investing Activities          (82,309)   (44,211)

Cash Flows from Financing Activities
  Advances from (repayments to) related party         (134,093)    73,500
  Proceeds from stock subscription                     700,000          -

      Net Cash Provided By Financing Activities        565,907     73,500

Net Increase in Cash and Cash Equivalents              310,820      1,306

Cash and Cash Equivalents at Beginning of Period       646,306        951

Cash and Cash Equivalents at End of Period           $ 957,126  $   2,257

A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
     Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For the year ending December 31, 1997, and all periods presented thereafter, the Company adopted FASB 128 to compute earnings per share. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on form 10-KSB for the year ended December 31, 1996.

B.   RESOURCE PROPERTIES

     The Company has incurred over $2,661,000 in direct exploratory activity costs since acquisition of the right to these mining properties. In accounting for these costs the Company selected an accounting policy which capitalizes exploratory costs rather than expensing them as incurred. Amortization of these costs is to be calculated by the units of production method based upon proven or probable reserves. Costs incurred on properties later determined to be unproductive are expensed by the Company as that determination is made. As of March 31, 1998, the Company has $2,102,110 in resource properties. If these remaining costs had been expensed rather than capitalized, the accumulated deficit at March 31, 1998 would have been $8,691,000 rather than $6,588,890.

     The Company has been in the exploration stage to determine the amount of proven or probable reserves of its resource properties, if any. Since December 31, 1997, sufficient testing was completed to indicate the Company's reserves are probable and in excess of the amounts capitalized, yet since they are not yet proven, estimates of their potential value are not available at this time.
C.
     DURING THE YEAR, THE COMPANY ADOPTED FASB STATEMENT NO. 130 - REPORTING COMPREHENSIVE INCOME.

     Statement No. 130 requires the reporting of comprehensive income and its components in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. To date, FASB Statement No. 130 does not have a material effect on the Company's financial position or the results of operations.

D.   RELATED PARTY TRANSACTIONS

     Amounts due to related party at December 31, 1997, which total $134,093 including interest were repaid during the quarter ended March 31, 1998.

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

RESULTS OF OPERATIONS AND CURRENT METHOD OF OPERATION

Three Months Ended March 31, 1998

The Company's historical results of operations for the three months ended March 31, 1998 consisted of a loss of $151,491 as compared to March 31, 1997 which consisted of a loss of $40,018. The Company continued its effort to establish a value of its resource properties.

Liquidity and Working Capital

The Company's working capital declined during the quarter ended March 31, 1998. At March 31, 1998 the Company had a working capital of $672,210 as compared to working capital of $927,510 at December 31, 1997.

Also, during the period ended March 31, 1998 the Company invested $82,309 in resource properties as compared to during the same period last year.

                   PART II - OTHER INFORMATION



Item 1.   Legal Proceedings

          NONE

Item 2.   Changes in Securities

          NONE

Item 3.   Defaults Upon Senior Securities

          NONE

Item 4.   Submission of Matters to a Vote of Security Holders

          NONE

Item 5.   Other Information

          NONE

Item 6.   Exhibits and Reports on Form 8-K

          Form 8 dated April 29, 1998 disclosing changes in management and directors.

                            SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       EUROPEAN AMERICAN RESOURCES, INC.
                                       FORMERLY MERLIN MINING CO.




Dated:                     By: /s/ Martin Sportschuetz
                                   Martin Sportschuetz, CEO