Form 10QSB
period 1998-06-30
EUROPEAN AMERICAN RESOURCES INC
filed 1998-09-03
CIK 789949

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended June 30, 1998  Commission File No.33-2392-D


European American Resources, Inc. (formerly Merlin Mining Co.)
      (Exact name of registrant as specified in its charter)

           Delaware                               87-0443214
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization             Identification Number)

91 South Main Street,  Eureka, NV                     89316
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, (727)  298    -   0636


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

     Yes:   X            No:


The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1998 is 11,808,908 shares all of one class of $.0001 par value common stock.

         EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                   (FORMERLY MERLIN MINING CO.)



                              INDEX

                                                            PAGE

PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheet - June 30, 1998          1

          Consolidated Statements of Operations - Six
            Months Ended June 30, 1998 and June 30, 1997      2

          Consolidated Statements of Operations - Three
            Months Ended June 30, 1998 and June 30, 1997      3

          Consolidated Statements of Cash Flows - Six
            Months Ended June 30, 1998                        4

          Notes to Financial Statements                      5-7

          Management's Discussion and Analysis of financial
            conditions and results of operations               8


PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                          9

          Item 2.   Changes in Securities                      9

          Item 3.   Defaults Upon Senior Securities            9

          Item 4.   Submission of Matters to a Vote of
                      Security Holders                         9

          Item 5.   Other Information                          9

          Item 6.   Exhibits on Reports on Form 8-K            9

Signature Page                                                10

         EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                   (FORMERLY MERLIN MINING CO.)
                    CONSOLIDATED BALANCE SHEET
                          June 30, 1998



      Assets

Current Assets
  Cash and cash equivalents                                     $ 402,556
  Prepaid rent on mining claims                                    16,050
  Other receivable                                                 60,250

      Total Current Assets                                        478,856

Resource properties                                             2,638,619

Property and equipment, net of accumulated
  depreciation of $35,211                                          32,870

Other Assets
  Investments, net of valuation reserve of $803,792               482,000
  Other assets                                                     52,653
  Due From Officer                                                  8,000

      Total Other Assets                                          542,653

      Total Assets                                             $3,692,998




      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                           236,469

      Total Current Liabilities                                   236,469

Distribution rights payable                                       437,500

Stockholders' Equity
  Preferred stock; $.0001 par value, 25,000,000
    shares authorized, no shares issued or
    outstanding
  Common stock; $.0001 par value, 250,000,000
    shares authorized, 11,808,908 shares issued
    and outstanding                                                 1,181
Additional paid in capital                                      9,809,747
Deficit accumulated during the exploration stage               (6,791,899)

      Total Stockholders' Equity                                3,019,029

      Total Liabilities and Stockholders' Equity               $3,692,998

         EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                   (FORMERLY MERLIN MINING CO.)
               CONSOLIDATED STATEMENT OF OPERATIONS




                                                   For the Six Months Ended
                                                            June 30,
                                                        1998         1997

Revenue
  Sales                                            $         -$         -

Operating Expenses
  Operating costs                                       39,150     44,470
  General and administrative                           277,557     75,050
  Depreciation and amortization                          5,000          -
  Stock based compensation                              44,625          -

      Total Operating Expenses                         366,332    119,520

Loss from operations                                  (366,332)  (119,520)

Other Income(Expense)
 Interest income                                        14,905        427
 Interest (expense)                                     (3,073)         -
  Total Other Income(Expense)                           11,832        427

Loss before income taxes                              (354,500)  (119,093)

  Income tax expense                                         -          -

      Net Loss                                     $  (354,500)$  (119,093)


Basic Loss per share                               $     (.031)$     (.012)

Average common shares outstanding                   11,505,838   9,733,365

              EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                   (FORMERLY MERLIN MINING CO.)
               CONSOLIDATED STATEMENT OF OPERATIONS



                                                 For the Three Months Ended
                                                          June 30,

                                                        1998         1997

Revenue
  Sales                                            $         - $        -

Operating Expenses
  Operating costs                                       19,575     29,124
  General and administrative                           140,060     11,321
  Depreciation and amortization                          2,500          -
  Stock based compensation                              44,625          -

      Total Operating Expenses                         206,760     40,445

Loss from operations                                  (206,760)   (40,445)

Other Income(Expense)
 Interest income                                         6,824        427
 Interest (expense)                                     (3,073)         -

  Total Other Income(Expense)                            3,751        427

Loss before income taxes                              (203,009)   (40,018)

  Income tax expense                                         -          -

      Net Loss                                     $  (203,009)$  (40,018)


Basic Loss per share                               $     (.017)$    (.004)

Average common shares outstanding                   11,608,669  9,733,365



























         EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                   (FORMERLY MERLIN MINING CO.)
               CONSOLIDATED STATEMENT OF CASH FLOWS


                                                     For the Six Months Ended
                                                             June 30,

                                                        1998         1997

Cash Flows Operating Activities
 Net Loss                                            $(354,500)$ (119,093)
 Adjustments to reconcile net loss to net cash
    (used) by operating activities:
    Stock based compensation                            44,625          -
    Depreciation                                         5,000          -
    Changes in assets and liabilities:
      Decrease (increase) in prepaid rent               39,150     (3,631)
      (Increase) in accrued interest receivable           (250)         -
      (Increase) in other assets                       (19,800)         -
      (Decrease) increase in accounts payable
        and accrued expenses                          (126,934)    66,356

      Net Cash Used by Operating Activities           (412,709)   (56,368)

Cash Flows From Investing Activities
 Additions to resource properties                     (318,428)   (56,081)
 Additions to property and equipment                   (10,520)         -
 Increase in other receivable                          (60,000)         -

      Net Cash (Used In) Investing Activities         (388,948)   (56,081)

Cash Flows from Financing Activities
  Advances from (repayments to) related party         (134,093)   112,000
  Proceeds from stock subscription                     700,000          -
  Advances to officer                                   (8,000)

     Net Cash Provided By Financing Activities         557,907    112,000

Net (Decrease) in Cash and Cash Equivalents           (243,750)      (449)

Cash and Cash Equivalents at Beginning of Period       646,306        951

Cash and Cash Equivalents at End of Period           $ 402,556  $     502

A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For the year ending December 31, 1997, and all periods presented thereafter, the Company adopted FASB 128 to compute earnings per share. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on form 10-KSB for the year ended December 31, 1997.

     Schedule of Non Cash Investing and Financing Activities:
                              For the six months ended June 30,
                                     1998          1997
     Common stock issued for
       Additions to resource properties $300,390         -0-

B.   RESOURCE PROPERTIES

     The Company has incurred material amounts for direct exploratory activity costs since acquisition of the right to these mining properties. In accounting for these costs the Company selected an accounting policy which capitalizes exploratory costs rather than expensing them as incurred. Amortization of these costs is to be calculated by the units of production method based upon proven or probable reserves. Costs incurred on properties later determined to be unproductive are expensed by the Company as that determination is made. As of June 30, 1998, the Company has recorded $2,638,619 in resource properties. If these remaining costs had been expensed rather than capitalized, the accumulated deficit at June 30, 1998 would have been $9,183,040 rather than $6,791,899.

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

D.   RELATED PARTY TRANSACTIONS

     Amounts due to related party at December 31, 1997, which total $134,093 including interest were repaid during the quarter ended March 31, 1998. During the quarter the Company advanced $8,000 to the CEO in connection with his moving to the United States. This advance has no specific repayment terms.

E. DURING THE QUARTER ENDED JUNE 30, 1998, THE COMPANY ENTERED INTO A SIGNIFICANT ROYALTY COMMITMENT AND OTHER COMMITMENTS.

     Royalty Commitment

     On May 26, 1998, the Company acquired the rights to 62 patented claims and mill sites and approximately 50 unpatented claims. In connection with this purchase, the Company paid the seller $128,000 to buy out a consulting commitment which is included in resource properties, and $19,300 for repayment of additional filing fees which may be subject to reimbursement to the Company and this amount is included in other assets. The Company also issued 106,000 shares to the seller and a company he controls, which were valued at $90,100 or $.85 per share, and a like amount was recorded as an addition to resource properties. Additionally, the Company agreed to pay advance minimum royalties of up to $100,000,000 as follows:
          1) $15,000 on the closing date
          2) $50,000 on or before the first anniversary
          3) $90,000 on or before the second anniversary
          4) $120,000 on or before the third anniversary
          5) $150,000 on or before the fourth anniversary
          6) $200,000 on or before the fifth anniversary and $200,000 each year thereafter.

     This commitment ends when a total of $100,000,000 has been paid, including net smelting returns, or should the Company pay, at the Company's discretion, the seller $27,000,000 prior to May 26, 2003.

     The above advance on minimum royalties will be accelerated when the Company begins to produce extraction revenues from these properties and the net smelting returns, which are 4% in the case when the average price of gold (London quote)in each production quarter exceeds $400 per ounce and 3% in the case when the average price is less than $400 per ounce; exceeds the annual minimum.



E. DURING THE QUARTER ENDED JUNE 30, 1998, THE COMPANY ENTERED INTO A SIGNIFICANT ROYALTY COMMITMENT AND OTHER COMMITMENTS.
                           (continued)

     Other Commitments

     During the period, the Company entered into employment agreements which provide for the issuance of common stock in addition to base salary for the employees. The Company issued 105,000 shares of common stock, valued at $.85 per share or $89,250, based upon their market value subject to Rule "144" restrictions. Of this amount $44,625 was added to resource properties and $44,625 was recorded as stock based compensation based upon the Company's estimate of where the employees direct their efforts. The Company also agreed to issue 105,000 shares, provided one of the employees remains employed by the Company through April 30, 1999. The agreements also provided for options to purchase 366,000 shares at $.25 should the Company experience a change in control whereby the current management be eliminated.

     Pursuant to a 1997 agreement, the Company issued 194,900 shares valued at $.85 per share or $165,665, which was recorded as an addition to resource properties.

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

RESULTS OF OPERATIONS AND CURRENT METHOD OF OPERATION

Six Months Ended June 30, 1998

The Company's results of operations for the six months ended June 30, 1998 consisted of a loss of $354,500 as compared to June 30, 1997 which consisted of a loss of $119,093. The Company continued its effort to establish a value of its resource properties, and although they have been informed that realization is probable, formal values and final estimates of reserves have not been proven.

During the quarter the Company entered into a significant royalty commitment in connection with the acquisition of certain claims discussed in Note E.

On July 6, 1998, the Company signed a letter of intent, subject to due diligence by the co-venturer for 90 days, to undertake a 50% profit sharing, after recovery of capital costs associated with the property; recovery extraction project for certain tailing and dump rock areas on the Company's properties, with estimated tonnage of economic grade varying from 500,000 to 700,000 tons.

Liquidity and Working Capital

The Company's working capital declined during the quarter ended June 30, 1998. At June 30, 1998 the Company had a working capital of $242,387 as compared to working capital of $927,510 at December 31, 1997.

Also, during the six months ended June 30, 1998 the Company invested $618,818 in resource properties as compared to $89,259 during the same period last year.

YEAR 2000 ISSUES

Many computer systems and software programs, including several used by the Company may require modification and conversion to allow date code fields to accept dates beginning with the year 2000. Major system failures or erroneous calculations can result if computer systems are not year 2000 compliant.

The Company is in the process of evaluating the computer systems they now have in use and does not anticipate a major undertaking to be compliant.

Forward looking and other statements

Forward looking statements above and elsewhere in this report that suggest that the Company will increase revenues through its failings joint venture become profitable and are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations and cash flows. These statements are identified by words such as "believes," "expects," "anticipates" or similar expressions. Such forward looking statements are based on the beliefs of EPAR and its Board of Directors in which they attempt to analyze the Company's competitive position in its industry and the factors affecting its business, including management's evaluation of its resource properties. Stockholders should understand that each of the foregoing risk factors, in addition to those discussed elsewhere in this document and in the documents which are incorporated by reference herein, could affect the future results of EPAR, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference herein. In addition there can be no assurance that EPAR and its Board have correctly identified and assessed all of the factors affecting the Company's business.


                   PART II - OTHER INFORMATION



Item 1.   Legal Proceedings

          The Company instituted legal proceedings in Nevada, on July 9, 1998, against the former president, alleging breach of contract and breach of fiduciary duty. The suit seeks to recover undisclosed damages as well as 400,000 shares of stock issued to the former president.

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



                                       EUROPEAN AMERICAN RESOURCES, INC.
                                       FORMERLY MERLIN MINING CO.




Dated: August 31, 1998     By: /s/ Martin Sportschuetz
                                   Martin Sportschuetz, CEO