Form 10QSB
period 1998-09-30
EUROPEAN AMERICAN RESOURCES INC
filed 1998-11-17
CIK 789949

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended September 30, 1998Commission File No.33-2392-D


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

     Yes:   X            No:


The number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1998 is 12,398,908 shares all of one class of $.0001 par value common stock.

        EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES
                   (FORMERLY MERLIN MINING CO.)



                              INDEX

                                                            PAGE

PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheet - September 30, 1998     1

          Consolidated Statements of Operations - Three
            And Nine Months Ended September 30, 1998          2

          Consolidated Statement of Cash Flows - Nine
            Months Ended September 30, 1998                   4

          Notes to Financial Statements                      5-7

          Management's Discussion and Analysis of financial
            conditions and results of operations             8-9


PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                         10

          Item 2.   Changes in Securities                     10

          Item 3.   Defaults Upon Senior Securities           10

          Item 4.   Submission of Matters to a Vote of
                      Security Holders                        10

          Item 5.   Other Information                         10

          Item 6.   Exhibits on Reports on Form 8-K           10

Signature Page                                                11

        EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES
                   (FORMERLY MERLIN MINING CO.)
                    CONSOLIDATED BALANCE SHEET




      Assets

Current Assets
  Cash and cash equivalents                                   $   84,606
  Other receivable                                                61,455
  Prepaid rent on mining claims                                   71,042

      Total Current Assets                                       217,103

Resource properties                                            2,861,552

Property and equipment, net of accumulated
 depreciation of $37,711                                          32,370

Other Assets
 Investments, net of valuation reserve of 803,792                482,000
 Other assets                                                     59,020
 Due from officer                                                  8,000

      Total Other Assets                                         549,020

      Total Assets                                             3,660,045


      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                          209,671


      Total Current Liabilities                                  209,671

Distribution rights payable                                      437,500

Stockholder's Equity
  Preferred stock; $.0001 par value, 25,000,000
    shares authorized, no shares issued or
    outstanding
  Common stock; $.0001 par value, 250,000,000
    shares authorized, 12,398,908 shares issued
    and outstanding                                                 1,240
Additional paid in capital                                     10,263,989
Deficit accumulated during the exploration stage               (7,252,355)

      Total Stockholder's Equity                                3,012,874

      Total Liabilities and Stockholder's Equity              $ 3,660,045

        EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES
                   (FORMERLY MERLIN MINING CO.)
              CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    For the Nine Months Ended
                                                           September 30,
                                                        1998          1997

Revenue

  Sales                                            $         - $        -

Operating Expenses
 Operating costs                                        61,658     68,205
 General and administrative                            451,136    256,770
 Depreciation                                            7,500          -
 Stock Based Compensation                              310,275    345,000

      Total Operating Expenses                         830,569    669,975

Other Income (Expense)
 Interest Income                                        18,686        448
 Interest Expense                                       (3,073)         -
 Total Other Income (Expense)                           15,613        448

Loss before income taxes                              (814,956)  (669,527)

Income tax expense                                           -          -

      Net Loss                                     $  (814,956)$ (669,527)




Average Common Shares Outstanding                   11,611,076  9,571,244

Basic Loss Per Share                               $    (.0700)$   (.0700)

        EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES
                   (FORMERLY MERLIN MINING CO.)
              CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   For the Three Months Ended
                                                           September 30,
                                                        1998          1997

Revenue

  Sales                                            $         - $        -

Operating Expenses
 Operating costs                                        22,508     22,735
 General and administrative                            173,579    182,720
 Depreciation                                            2,500          -
 Stock Based Compensation                              265,650    345,000

      Total Operating Expenses                         464,237    550,455

Other Income (Expense)
 Interest Income                                         3,781         21
 Interest Income                                             -          -
 Total Other Income (Expense)                            3,781         21

Loss before income taxes                              (461,456)  (550,434)

Income tax expense                                           -          -

      Net Loss                                     $  (461,456)$ (550,434)


Average Common Shares Outstanding                   12,128,130  9,264,615

Basic Loss Per Share                                $    (.038)    $(.059)

        EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES
                   (FORMERLY MERLIN MINING CO.)
               CONSOLIDATED STATEMENT OF CASH FLOWS



                                                             For The
                                                        Nine Months Ended
                                                           September 30,
                                                        1998          1997

Cash Flows Operating Activities
 Net Loss                                           $ (814,956)$ (669,527)
  Adjustments to reconcile net loss to net cash
    (used) by operating activities:
    Issuance of common stock charged to expense        310,275    345,000
    Depreciation                                         7,500          -
    Changes in assets and liabilities:
      (Increase) in prepaid rent                       (15,842)   (77,396)
      (Increase) in accrued interest receivable         (1,455)         -
      (Increase) in other assets                       (26,166)         -
      Increase (Decrease)in accounts payable
       and accrued expenses                           (153,732)    34,923

      Net Cash Used By Operating Activities           (694,376)  (367,000)

Cash Flows From Investing Activities
 Cash outlays for additions to resource properties    (352,711)   (83,820)
 Additions to property & equipment                     (12,520)         -
 Increase in other receivables                         (60,000)   (33,500)

     Net Cash (Used In) Investing Activities          (425,231)  (117,320)

Cash Flows From Financing Activities
 Advances (repayments to) from related party          (134,093)   280,360
 Proceeds from the issuance of stock, net of
   offering costs of $123,273                                -    576,728
 Proceeds from stock subscription                      700,000          -
 Advances to officer                                    (8,000)         -

      Net Cash Provided By Financing Activities        557,907    857,088

Net (Decrease)Increase in Cash and Cash Equivalents   (561,700)   372,768

Cash and Cash Equivalents at Beginning of Period       646,306        951

Cash and Cash Equivalents at End of Period           $  84,606  $ 373,719

A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For the year ending December 31, 1997, and all periods presented thereafter, the Company adopted FASB 128 to compute earnings per share. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on form 10-KSB for the year ended December 31, 1997.

      Schedule of Non Cash Investing and Financing Activities:
                                     For the nine months ended September 30,
                                              1998              1997
      Common stock issued for
       Additions to resource properties     $489,040             -0-

B.   RESOURCE PROPERTIES

     The Company has incurred material amounts for direct exploratory activity costs since acquisition of the right to these mining properties. In accounting for these costs the Company selected an accounting policy which capitalizes exploratory costs rather than expensing them as incurred. Amortization of these costs is to be calculated by the units of production method based upon proven or probable reserves. Costs incurred on properties later determined to be unproductive are expensed by the Company as that determination is made. As of September 30, 1998, the Company has recorded $2,861,552 in resource properties. If these remaining costs had been expensed rather than capitalized, the accumulated deficit at September 30, 1998 would have been $10,113,907 rather than $7,252,355.

     The Company has been in the exploration stage to determine the amount of proven or probable reserves of its resource properties, if any. Since December 31, 1997, the Company was informed by its geologist that sufficient testing was completed to indicate the Company's reserves are probable and in excess of the amounts capitalized, yet since they are not yet proven, estimates of their potential value are not available at this time.

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

     During the nine months ended September 30, 1998 the Company advanced $8,000 to the CEO in connection with his moving to the United States. This advance has no specific repayment terms.

E. DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1998, THE COMPANY ENTERED INTO A SIGNIFICANT ROYALTY COMMITMENT AND OTHER COMMITMENTS, INCLUDING COMMON STOCK TRANSACTIONS.

     Royalty Commitment

     On May 26, 1998, the Company acquired the rights to 62 patented claims and mill sites and approximately 50 unpatented claims. In connection with this purchase, the Company paid the seller $128,000 to buy out a consulting commitment which is included in resource properties, and $19,300 for repayment of additional filing fees which may be subject to reimbursement to the Company and this amount is included in other assets. The Company also issued 106,000 shares to the seller and a company he controls, which were valued at $90,100 or $.85 per share, and a like amount was recorded as an addition to resource properties. Additionally, the Company agreed to pay advance minimum royalties of up to $1,000,000,000 as follows:

          1)   $15,000 on the closing date
          2)   $50,000 on or before the first anniversary
          3)   $90,000 on or before the second anniversary
          4)   $120,000 on or before the third anniversary
          5)   $150,000 on or before the fourth anniversary
          6) $200,000 on or before the fifth anniversary and $200,000 each year thereafter.

E. DURING THE QUARTER ENDED SEPTEMBER 30, 1998, THE COMPANY ENTERED INTO A SIGNIFICANT ROYALTY COMMITMENT AND OTHER COMMITMENTS, INCLUDING COMMON STOCK TRANSACTIONS
                           (Continued)

     This commitment ends when a total of $100,000,000 has been paid, including net smelting returns, or should the Company pay, at the Company's discretion, the seller $27,000,000 prior to May 26, 2003.


The above advance on minimum royalties will be accelerated when the Company begins to produce extraction revenues from these properties and the net smelting returns, which are 4% in the case when the average price of gold (London quote) in each production quarter exceeds $400 per ounce and 3% in the case when the average price is less than $400 per ounce; exceeds the annual minimum.

Other Commitments And Stock Transactions

During the nine month period ended September 30, 1998, the Company entered into employment agreements which provide for the issuance of common stock in addition to base salary for the employees. The Company issued 105,000 shares of common stock, valued at $.85 per share or $89,250, based upon their market value subject to Rule "144" restrictions. Of this amount $44,625 was added to resource properties and $44,625 was recorded as stock based compensation based upon the Company's estimate of where the employees direct their efforts. The Company also agreed to issue 105,000 shares, provided one of the employees remains employed by the Company through April 30, 1999. The agreements also provided for options to purchase 366,000 shares at $.25 should the Company experience a change in control whereby the current management be eliminated.

Pursuant to a 1997 agreement, the Company issued 194,900 shares valued at $.85 per share or $165,665, which was recorded as an addition to resource properties.

Also, during the quarter ended September 30, 1998 the Company issued 400,000 shares to accelerate and counsel a consulting agreement, valued at $.77 or $308,000 and 90,000 shares, valued at $.77 or $69,300, were issued to an employee to accelerate the cancellation of his employment agreement and 100,000 shares valued at $.77 or $77,000 were issued to a consultant for administrative services, in connection with various services performed during the period, based upon their market value subject to Rule "144" restrictions. Of this amount $188,650 was added to resource properties and $265,650 was recorded as stock based compensation based upon the Company's estimate of where the employee and consultants directed their efforts.

Additionally, in connection with the termination of a past president, the Company has reached agreements to settle with the past president its mutual release and the return of 350,000 shares, net of an assignment of 50,000 shares, to the Company's treasury. Amounts previously capitalized to resource properties for these shares will be credited and the amounts previously charged as stock based compensation will be recorded as settlement income in the fourth quarter, 1998.

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

RESULTS OF OPERATIONS AND CURRENT METHOD OF OPERATION

Nine Months Ended September 30, 1998

The Company's results of operations for the nine months ended September 30, 1998 consisted of a loss of $814,956 as compared to September 30, 1997 which consisted of a loss of $669,527. The Company continued its effort to establish a value of its resource properties, and although they have been informed that realization is probable, formal values and final estimates of reserves have not been proven.

During the quarter the Company entered into a significant royalty commitment in connection with the acquisition of certain claims discussed in Note E.

On July 6, 1998, the Company signed a letter of intent, subject to due diligence by the co-venturer for 90 days, to undertake a 50% profit sharing, after recovery of capital costs associated with the property; recovery extraction project for certain tailing and dump rock areas on the Company's properties, which had an estimated tonnage of economic grade varying from 500,000 to 700,000 tons. This period has expired and the Company has been in negotiation with other co-venturer's relating to a similar transaction. Presently the initial tonnage of economic grade range for present negotiations is from between 300,000 to 600,000 tons. The Company is negotiating for both the tailings and extraction contracts and the present negotiations include discussions of the co-venturer taking an equity position in the Company or in turn the Company has reserved the right to raise additional capital to assist in the implementation of the next appropriate step toward the extractive process. These negotiations will proceed and at this time there is no specific estimates of when and how the co-venture will be implemented, or to what magnitude.

Liquidity and Working Capital

The Company's working capital declined during the quarter ended September 30, 1998. At September 30, 1998 the Company had a working capital of $7,432 as compared to working capital of $927,510 at December 31, 1997.

Also, during the nine months ended September 30, 1998 the Company invested $489,040 in value of its common stock and $352,711 in cash outlays for a total increase of $841,751 in resource properties as compared to $83,820 of cash outlays during the same period last year.

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

                   PART II - OTHER INFORMATION



Item 1.   Legal Proceedings

          The Company instituted legal proceedings in Nevada on July 9, 1998 with its former president. On October 16, 1998, the Company's former president and the Company agreed to mutual releases and the former president agreed to return to the Company's treasury 350,000 shares, net of an assignment of 50,000 shares, upon acceptance of this stipulation by the court in Nevada.

Item 2.   Changes in Securities

          NONE, other than the transactions discussed in Note E ; Other Commitments and Common Stock Transactions.

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



                                       EUROPEAN AMERICAN RESOURCES, INC.
                                       FORMERLY MERLIN MINING CO.




Dated: November 16, 1998   By: /s/ Martin Sportschuetz
                                   Martin Sportschuetz, CEO