Form 10QSB/A
period 1998-09-30
EUROPEAN AMERICAN RESOURCES INC
filed 1998-12-10
CIK 789949

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

        EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES
                   (FORMERLY MERLIN MINING CO.)
                    CONSOLIDATED BALANCE SHEET




      Assets

Current Assets
  Cash and cash equivalents                                   $   84,606
  Other receivable                                                61,455
  Prepaid rent on mining claims                                   71,042

      Total Current Assets                                       217,103

Resource properties                                            2,812,976

Property and equipment, net of accumulated
 depreciation of $37,711                                          32,370

Other Assets
 Investments, net of valuation reserve of 803,792                482,000
 Other assets                                                     59,020
 Due from officer                                                  8,000

      Total Other Assets                                         549,020

      Total Assets                                             3,611,469


      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                          161,095


      Total Current Liabilities                                  161,095

Distribution rights payable                                      437,500

Stockholder's Equity
  Preferred stock; $.0001 par value, 25,000,000
    shares authorized, no shares issued or
    outstanding
  Common stock; $.0001 par value, 250,000,000
    shares authorized, 12,398,908 shares issued
    and outstanding                                                 1,240
Additional paid in capital                                     10,263,989
Deficit accumulated during the exploration stage               (7,252,355)

      Total Stockholder's Equity                                3,012,874

      Total Liabilities and Stockholder's Equity              $ 3,611,469

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

      Schedule of Non Cash Investing and Financing Activities:

                                     For the nine months ended September 30,
                                              1998              1997
      Common stock issued for
       Additions to resource properties     $489,040             -0-

      Reduction of Accounts Payable
       a resource properties for
       amended commitments                  $ 48,576             -0-

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

On July 6, 1998, the Company signed a letter of intent, subject to due diligence by the co-venturer for 90 days, to undertake a 50% profit sharing, after recovery of capital costs associated with the property; recovery extraction project for certain tailing and dump rock areas on the Company's properties, which had an estimated tonnage of economic grade varying from 500,000 to 700,000 tons. This period has expired and the Company has been in negotiation with other co-venturer's relating to a similar transaction. Presently the initial tonnage of economic grade range for present negotiations is from between 300,000 to 600,000 tons. The Company is negotiating for both the tailings and extraction contracts and the present negotiations include discussions of the co-venturer taking an equity position in the Company or in turn the Company has reserved the right to raise additional capital to assist in the implementation of the next appropriate step toward the extractive process. These negotiations will proceed and at this time thereis no specific estimates of when and how the co-venture will be implemented, or to what magnitude.

Liquidity and Working Capital

At September 30, 1998 the Company had available working capital of $556,008, including a recently obtained credit facility from a former lender with long term repayment features for up to $500,000 with interest at 8%. The Company had working capital of $927,510 at December 31, 1997.

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