Form 10KSB
period 1998-12-31
EUROPEAN AMERICAN RESOURCES INC
filed 1999-04-02
CIK 789949

`                          FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from 1/1/98 to 12/31/98
Commission file number 33-3492-D

EUROPEAN AMERICAN RESOURCES, INC. (Formerly Merlin Mining Company)
      (Exact name of registrant as specified in its charter)

       Delaware                                    87-0443214
(State or other jurisdiction of               (I.R.S. Employer
 incorporation of organization)               Identification No.)

400 Cleveland Street, Suite 901, Clearwater, FL           33755
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (727) 298-0636

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KB or any amendment to it. [X]

As of December 31, 1998, the Issuer had outstanding 16,205,158 shares of its common stock, as adjusted, par value $0.0001 per share. As of December 31, 1998, 8,763,815 shares were held by non-affiliates with an aggregate market value of $6,353,766.

                                 PART I

Item 1   .Business.

         General Development of Business

         The Company was incorporated in the State of Delaware on July 6, 1987. Since inception, the Company, which considers itself a Junior Mining Company, has acquired various mining rights and has held up to as many as approximately 6,700 patented, unpatented lode, mill sites and placer claims on certain properties located throughout the State of Nevada. Presently the Company controls 850 of such claims, approximately 165 of which are subject to an appeal with the IBLA for the "overstaking" by another mining company in which the Company believes it will ultimately prevail. (see Table under this Section). Certain of these rights were acquired by agreements to pay an aggregate total royalty based upon various percentages of the net profits delivered from the properties computed by a predefined formulas. Since acquisition of these properties, the Company has not commenced any extractive mining operations.

         During 1998 the Company, expanding on the results of its drilling program of 1997, focused its geological efforts on inventorying the claims it now controls, subject to the IBLA appeal discussed above, a total of 788 unpatented and 62 patented claims and mill sites (see Table under this Section) ; primarily concentrating these efforts on the 62 patented claims and mill sites and 47 unpatented claims in the Prospect Mountain region, which in May of 1998 the Company renegotiated and closed title to these claims. The Company's claim sites in this region are within approximately one mile of the Archimedes (Ruby Hill) open pit, an actively producing gold mining operation, which is owned by Homestake Mining Company. In addition to the excitement over the quantities of resources exhibited at Archimedes Open Pit, the extraction costs are some of thelowest reported in the industry. Although this provides no assurance in itself that the Company's claims in this region can provide similar results, it has generated a significant amount of interest by potential Joint Venture partners and the Company has been evaluating its best course of action to exploit its claims in this region; with the possibilities ranging from undertaking the extractive process with such a co-venture partner to the outright sale of these claims. It should be noted that these claims are subject to a net smelter agreement with the sellers (see Commitments under this Section and in the financial statements; see Item 13).

         The patented and unpatented lode and placer mining claims are in numerous separate claim groups throughout Nevada. Although several of the claims are contiguous, many are not, therefore the Issuer has been required to conduct exploration and other field work to satisfy the annual assessment work on the claims in numerous separate locations.

         The validity of all unpatented mining claims, which constitutes most of the Issuer's property holdings, is subject to inherent uncertainties.
Apart from 62 patented lode claims in the Prospect Mountain region, most of the unpatented claims, if retained (also subject to an expected IBLA decision), will be leased from the Bureau of Land Management. Such claims are located on federal land pursuant to procedures established by the General Mining Law of 1872, as amended. Unpatented claims, when properly located, staked, and posted according to regulation, give the claimant possessory rights only.

         Possessory title to an unpatented claim, when validly initiated, endures unless lost through abandonment due to failure to perform and file proof of required annual assessment work, through failure to timely record conveyances, or through a forfeiture which results from an adverse location made while the prior location is in default with respect to the performance of annual assessment work. Because many of these factors involve findings of fact, title validity cannot be determined solely from an examination of the record. The continuing validity of these claims is subject to many contingencies, including the

                                2
availability of land for location at the time the location was made, the making of valid mineral discoveries within the boundary of each claim compliance with all regulations, both state and federal, for locating claims, the performance of annual assessment work of $100 per year per claim, and the making of required annual and other filings with the Bureau of Land Management (BLM) and the county in which the claims are located. Failure to perform annual assessment work and failure to make required filings subjects the claimant to forfeiture of rights through valued subsequent locations by others or through cancellation by the government agency involved.

         Title to unpatented claims and other mining properties in the western United States typically involves certain other inherent risks due to the frequently ambiguous conveyancing history characteristics of such properties as well as the frequently ambiguous or imprecise language of mineral leases, agreements, and royalty obligations. The Issuer has not obtained title opinions on all of its claims, during 1998 the Company did obtain title opinions in connection with the 62 patented and 47 unpatented claim sites, acquired in May. With respect to the remaining 741 leased claims the Company has yet to obtain title opinions and has to expect an IBLA decision If the Issuer should experience a failure of title, then costs of action, acquisition, and initial investigation may be lost.

         The following chart sets forth the mining claims now retained by the
Issuer:
                              TABLE

EUROPEAN AMERICAN RESOURCES, INC. - MINING CLAIMS RETAINED AS OF
                        DECEMBER 31, 1998

                  Mining Approx.   State of Nevada              Number of
Project Name       District         County                      Claims

Bellehelen         Bellehelen      Nye                                39

Ellendale          Ellendale       Nye                                50

Diamond Silverado
 (includes Dugout
 Canyon & Robinson
 Canyon)           Eureka          Eureka                            285
                                                                (Plus 62
                                                               Patents &
                                                             Mill Sites)

Spring Valley      Eureka          Eureka                            192

Mahogany Hills     Eureka          Eureka                             28

Klondike           Klondike        Esmeralda                          45

Ruby Hills         Ruby Hills      White Pine                         85

Siegel Canyon      Aurum           White Pine                         85

                                   TOTAL                             850

    During the year, geological results indicate that the Company has yet to prove its reserves, however results have indicated the Company's claims do have indications that productive reserves for certain claims are probable. Since these claims are not proven, estimates of their potential value are not available at this time.



                                3
    Description of Securities

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

    Employees

    In 1997 the Company employed directly or as consultants 10 people. During 1998 the Company engaged 8 individuals. In 1996 the Company engaged 2 people and prior to 1996 the Company had been mostly inactive. Until active mining operations are commenced, the present management has made a concerted effort to keep employee compensation at a minimum.

Item 2.  Properties.

    The Company maintained its offices at 400 Cleveland Street Suite 901, Clearwater, Florida 33755 and at 91 South Main Street, P.O. Box 1066, Eureka, NV 89316.

Item 3.  Legal Proceedings.

    The Company instituted legal proceedings in Nevada on July 9, 1998 with its former president. On October 16, 1998, the Company's former president and the Company agreed to mutual releases and the former president agreed to return to the Company's treasury 350,000 shares, net of an assignment of 50,000 shares, upon acceptance of this stipulation by the court in Nevada.

        During 1997, the Company entered into net smelting agreements for up to $7,000,000 with former shareholders in exchange for the retirement of 2,187,500 shares. In August 1998, a lawsuit was commenced against the Company by German American Investments Limited ("GAI"). GAI was the assignor of the above distribution rights granted by the Company to eight of its shareholders in 1997, including its current CEO, Martin Sportschuetz. The suit alleged that EPAR's former president, Michael Ogilvie had fraudulently induced the shareholders to enter into the distribution agreements and sought rescission of the distribution agreements and return of the shares, along with damages. At the time of the suit the Company's current CEO was neither a shareholder of "GAI", nor did he have a financial interest in GAI. This lawsuit was subsequently settled. The initial settlement required that EPAR rescind the distribution agreements and return 2,187,500 unrestricted shares to GAI, and issue warrants exercisable at $0.50 to the GAI investors. The settlement was amended whereas the Company is to issue 1,312,500 unrestricted shares and 1,750,000 restricted shares to rescind the distribution agreement and these were recorded at the original value ascribed to the distribution rights, an increase of $437,500 in common stock and additional paid in capital. The Company also is to issue 1,093,500 restricted shares, valued at one-half of the market price of the Company's common stock on December 31, 1998, or $.3625 per share, totaling $396,485, consistent with the value of restricted stock agreed to by the parties for the recision, which was charged to settlement expense.





                                4
    In December, 1998, a subcontractor filed a lawsuit in Utah state court against the Company seeking $60,000 for the breach of an alleged oral employment agreement. The Company has filed a motion to dismiss for lack of personal jurisdiction. The motion is. The Company intends to defend the case vigorously.

No amounts were recorded in the financial statement.

Item 4.  Submission of Matters to a Vote of Security Holders.

    None.

                             PART II



Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

    (a) Market Information. The Company's Common Stock is traded in the over-the-counter market with the trading symbol "EPAR".

    The following table sets forth the high and low bid quotations for each quarter for the two-year period through December 31, 1998, based upon information received from the National Quotation Bureau. Such quotations reflect inter-dealer prices, and do not include retail mark-up, mark-down or commission. They may not represent actual transactions.

1997     First Quarter                    $1.45          $1.29
         Second Quarter                   $1.84          $1.62
         Third Quarter                    $1.41          $1.28
         Fourth Quarter                   $1.56          $1.47

1998     First Quarter                    $1.72          $0.84
         Second Quarter                   $1.66          $1.00
         Third Quarter                    $1.40          $0.78
         Fourth Quarter                   $1.22          $0.56

    (b) Shareholders. As of December 31, 1998, the Company had 16,205,158 shares of common stock outstanding, held by individual shareholders and brokerage firms and/or clearing houses, holding the Company's common shares in street names for their clients. The Company believes that there are approximately 950 beneficial owners of its common stock.

    (c) Dividends. The Company has not paid or declared any dividends upon its Common Stock since its inception and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

Item 6.  Management's Plan of Operations

    The Company has for the most part in this fiscal year been concentrating on geological efforts with its resource properties. The Company maintained its patented and unpatented claims with the BLM and has negotiated to attract a joint venture partner for all of its mining operations. On May 8, 1998, the Company entered into a significant commitment in connection with its acquisition of 62 patented and 47 unpatented claims in the Prospect Mountain region. The Company's geological efforts focused on these claims due to the success of its 1997 drilling program and Homestake's Archimedes (Ruby Hill) pit (operation), which is within approximately one mile from these claims of the Company. The Company is as excited about its proximity to the Ruby Hill Pit as it is with the extractive costs cited by Homestake in the region.

    For the year ending December 31, 1999 the Company plans on continuing to develop its resource properties in an effort to establish proven reserves. The Company estimates the cost in 1999 to continue the exploration program for its resource properties will approximate up to $4,700,000 should the Company successfully complete a secondary offering of its common stock for up to $8,000,000, which is planned to be completed during the third quarter of 1999. With the proceeds of the offering the Company can strengthen its position with potential co-venturers and relieve working capital limitations on the Company's efforts to complete the exploration stage and to ultimately realize success in some form from the extractive process. The extent of these costs when combined with expected operating costs of $600,000 to $1,200,000, are dependent upon the completion of the secondary offering or other capital event. The Company still


                                6
will pursue to supplement its cash requirements by the sale of its tailings, which are residual products from former mining efforts on the claim properties, as practical in light of the Company's resources and the potential candidates the Company has the opportunity to enter into an extraction agreement. Geological information indicates that approximately 300,000 to 350,000 tons, depending on density factors, could be processed without extensive mining efforts. The Company has experienced a stronger willingness of potential co-venturers to undertake the exploration for the ultimate purpose of a major extraction or outright purchase of the Company's claims than the smaller undertaking of processing these dumps sites or tailings.

    On February 11, 1999, the Company executed a Letter of Intent with Ikar Minerals Inc. for the purchase of the vast majority of their mining concessions in the Republic of Tajikistan, a former Soviet Union State. According to preliminary reports, the properties could contain exciting numbers of gold, silver and tungsten, which is mainly used in the field of steel production. The intended purchase price totals $39,850,000, payable in convertible preferred stock of the Company and in cash. Certain conditions apply including the Company undertaking intensive due diligence by having its representatives visit the Republic of Tajikistan, and having an independent geologist render an opinion on the properties, and prior to a final commitment to a contract, evaluating the ability of the Company to export minerals out of that country. Upon completion of the due diligence, the Board of the Company may decide to enter into a final agreement with Ikar Mining, Inc. If such is the case, the Company may launch a first drilling program in the most promising parts of the approximately 100,000 acres of mining concessions. Another opportunity may be to process the vast amount of tons of dump sites and tailings, which could themselves contain considerable amounts of minerals, such as gold and silver.

    For further information visit the Company's website at "EPARGOLD.COM" or send us an E-mail at "epar17@gte.net".

    Inflation

    The rate of inflation has had little impact on the Company's results of operations and is expected to not have a significant impact on continuing operations.

Item 7.  Financial Statement and Supplementary Data.

         See Item 13.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.
                            PART III

Item 9.  Directors and Executive Officers of Registrant.

    (a) Directors and Officers. The following schedule sets forth the name of each director and officer of the Company and the nature of all positions, and offices with the Company presently held by them. Each director and officer, has been elected as of the shareholders's meeting in Eureka, Nevada on June 24,1998, when the company enlarged its number of directors to five individuals; except for Evan Kechayans. Mr. Kechayans was appointed by majority vote by the board of directors and subsequently is to be approved at the next shareholders' meeting for a period of one year until the next annual meeting of shareholders of the Company, or until a successor has been elected.

  The executive officers and directors of the Company are as follows:

Name                           Position Held

Martin Sportschuetz            President & CEO
Dale M. Hendrick, P.Eng.       Chairman & Technical Director
Carl Leaman                    Director
John Sgarlat                   Director
Evangelos Kechayans            Director

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

    Martin Sportschuetz has held several executive positions in Germany, including the Export Director of Reisser GMBH (LTD.), a company with a large concentration of sales in the Middle East and Central Africa. He was the Managing Director of GVA MBH (LTD.), a Financial Consulting Concern. He is also the Managing Director of GVA IMMOBILIEN GMBH (LTD.). He had a tour of military service in Munich. He has also studied law and economics in Tuebingen, Germany.

    Carl Leaman is the president and founder of Paradise Construction Inc. He is a resident of Georgia. He attended Lancaster Architectural School where he studied drafting and design. He also studied business administration at Kennesaw College. He also worked as a hydraulic engineer for Morgan Corporation.

    John Sgarlat is a graduate of Villanova University, Magnum Cum Laude, with a Bachelor of Arts in Philosophy. He also attended a three year graduate program at the University of Pennsylvania/Wharton School of Finance. Mr. Sgarlat is presently the president of Media Vision Properties Inc., a producer of childrens' television programs and educational marketing programs for public broadcasting stations. He also worked as a registered representative with Hornblower and Wheels. In 1974, he became Director of Marketing for Elkins and Company, a New York Stock Exchange firm. Two years later he became a partner of the firm and headed several departments. In 1985, Mr. Sgarlat helped restructure a failing company with a new name, National Media Corporation.
He is the founder and chairman of the company where he served as the president and chief executive officer. Mr. Sgarlat has extensive experience in investment banking and the media industries.

    Evangelos Kechayans, is a mechanical/marine engineer who resides in Athens Greece, educated at Brooklyn Polytechnic Institute and is currently the president and managing director of Metrix Systems S.A. He has also worked in Greece as a project management consultant for major projects such as the Kavalla Oil Refinery Project and Salarris Navy Underground Tanks. Mr. Kechayans has also worked for Pelasgus Corp. and Martechnics Ltd where he was the general manager for both companies.

Item 10. Executive Compensation.

    The following table sets forth the renumeration paid or accrued by the Company during the fiscal year ending December 31, 1998, to each of its Chief Executive Officer, its officers and directors, and to all officers and directors as a group.
                                                             Securities of
                                             Salaries           Property
                                           Management Fees      Insurance
Name of Individual                         Directors' Fees    Benefits or
or Number of Persons  Capacities in        Commission and     Repayment of
in Group              Which Served         Bonuses       Personal Benefits

Michael D. Ogilvie    Director/CEO/             46,000     -
                      (Through 4/22/98)

Martin Sportschuetz   Director/CEO/             64,000     105,000 shares
                      President/Officer
                      (4/22/98 to present)

Dale M. Hendrick      Director/Chairman              -     400,000 shares

Carl Leaman           Director                  27,000     $ 8,000 Health
                                                                   benefits

                                                            90,000 shares

John Sgarlat          Director                       -     -

William O'Callaghan   Director -
                      (resigned 11/25/98)            -     -
Officers and Directors
as a group            -                       $137,000     595,000 shares

                                                           $ 8,000 Health
                                                                   Benefits

Item 11. Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth the number of Common Shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Director of the Company and by each person owning five percent or more of the Company's outstanding shares, as of December 31, 1998.

                                 Amount and
                                 Nature of
                                 Beneficial                   Percentage of
Name and Address                 Ownership                     Class Owned


Martin Sportschuetz               505,000   President & CEO        3.12%
Florida Resident

Dale M. Hendrick, P. Eng.         400,000   Chairman &             2.47%
Canadian Resident                            Technical Director

Carl Leaman                       216,500   Director               1.54%
Georgia Resident

John Sgarlat                            0   Director                -0-
Florida Resident

Evangelos Kechayans                     0   Director                -0-
Athens, Greece

George Whitney                  1,370,000   Shareholder            8.45%
Florida Resident

Total                           2,491,500                         15.38%

         .

Item 12. Certain Relationships and Related Transactions

         Amounts due to related party at December 31, 1997 represented cash and expense advances by a company affiliated with a stockholder and director of the Company totaling $134,093 after the reduction of $250,000 for 357,143 shares to be issued. During 1997 the company paid $30,480 for interest on this obligation.

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

In March 1998, the Company issued 750,000 shares to an affiliate for exploration and reactivation services performed through December 31, 1997 valued at $.70 per share.

The Company issued 105,000 shares of common stock to the President in May of 1998 valued at $.85 per share, or $89,250, based upon their market value subject to Rule "144" restrictions. Of this amount $44,625 was added to resource properties and $44,625 was recorded as stock based compensation based upon the Company's estimate of where the president directed his efforts.

The Company also agreed to issue 105,000 shares to a director, provided he remained employed by the Company through April 30, 1999. The director resigned from employment in an effort to curtail expenses, and remains as a director today. The Company issued 90,000 restricted shares, valued at $.85 per share, or $69,300, based upon their market value subject to Rule "144" restrictions. Of this amount, $34,650 was added to resource properties and $34,650 was recorded as stock based compensation.

During June of 1998 the Company advanced this investor $60,000 at 8% interest of which $50,000 was repaid during the year leaving a balance of $12,234 including accrued interest. During the year ended December 31, 1998 the Company recorded $2,234 of interest income from this loan.

The Company issued 400,000 restricted shares to the chairman and director for services during the year ended December 31,1998, valued at $.77 per share or $308,000, based upon their market value subject to Rule "144" restrictions. Of this amount $154,000 was added to resource properties and $154,000 was recorded as stock based compensation.

                             PART IV



Item 13. Exhibits, Financial Statement Schedules.

         (1) The following financial statements are included herein at pages F-1 through F-17 as follows:

Independent Auditors' Report - Schuhalter, Coughlin & Suozzo, LLCF-1

Balance Sheet, December 31, 1998                                           F-2

Statement of Operations, for the Two Years Ended December 31, 1998
         and From July 6, 1987 (Date of Inception) to December 31, 1998   F-3

Statements of Changes in Stockholders' Equity From Inception on
         July 6, 1987 through December 31, 1998                           F-4


Statement of Cash Flows for the Two Years Ended December 31, 1998
         and from July 6, 1987 (Date of Inception) to December 31, 1998   F-8

Notes to Consolidated Financial Statements                               F-10








































                                1O

                   INDEPENDENT AUDITORS' REPORT





Board of Directors
European American Resources, Inc.
400 Cleveland Street, Suite 901
Clearwater, Florida 33755


We have audited the accompanying balance sheet of European American Resources, Inc. (an Exploration Stage Company) as of December 31, 1998 and the related statement of operations, shareholders' deficit accumulated during the Exploration Stage, and cash flows for the two years then ended and for the period from July 6, 1987 (Date of Inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supportingthe accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of European American Resources, Inc. at December 31, 1998 and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles

As discussed in Note 1, the Company is in the exploration stage as of December 31, 1998. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's exploration program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its exploration activities and achieving a level of sales adequate to support the Company's cost structure.


                                       /s/ Schuhalter, Coughlin & Suozzo, LLC
                                           Schuhalter, Coughlin & Suozzo, LLC


March 29, 1999

Raritan, New Jersey

               EUROPEAN AMERICAN RESOURCES, INC.
                 (AN EXPLORATION STAGE COMPANY)
                         BALANCE SHEET
                       DECEMBER 31, 1998


      Assets

Current Assets
 Cash and cash equivalents                                     $   21,419
 Prepaid rent on mining claims                                     52,533
 Note receivable from affiliate                                    13,439

      Total Current Assets                                         87,391

Resource properties                                             2,803,110

Property and equipment, at cost, net of accumulated
 depreciation of $11,451                                           31,069

Other Assets
 Claim Receivable, net of valuation reserve of $964,459           321,333
 Deferred offering costs                                           62,500
 Other Assets                                                      44,808

      Total Other Assets                                          428,641

      Total Assets                                              3,350,211


     Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable and accrued expenses                            155,687
 Note Payable to Related Party                                     15,000

      Total Current Liabilities                                   170,687

Commitments                                                             -

Stockholders' Equity
 Preferred stock; $.0001 par value, 25,000,000 shares
    authorized, no shares issued or outstanding                         -
 Common stock; $.0001 par value, 250,000,000 shares
    authorized, 16,205,158 shares issued
    and outstanding                                                 1,621
 Additional paid in capital                                    10,783,092
 Deficit accumulated during the exploration stage              (7,605,189)

      Total Stockholders' Equity                                3,179,524

      Total Liabilities and Stockholders' Equity              $ 3,350,211








The accompanying notes are an integral part of these financial statements.

              EUROPEAN AMERICAN RESOURCES, INC.
                 (AN EXPLORATION STAGE COMPANY)
                    STATEMENTS OF OPERATIONS

                                                                From
                                                                July 6,
                                                                  1987
                                                               (Date of
                                       For the Years Ended     Inception) to
                                            December 31,       December 31,
                                        1997           1998        1998
Revenues

  Sales                                 $        -  $        -$    29,028

Operating Expenses
 Operating costs                            78,300      78,800  3,669,254
 General and administration                432,164     576,433  2,052,007
 Depreciation and amortization               3,436       8,801    317,460
 Stock based compensation                  840,000     310,275  1,150,275
 Royalty Expense                                 -           -     43,960

   Total Operating Expenses              1,353,900     974,309  7,232,956

Loss from operations                    (1,353,900)   (974,309)(7,203,858)

Other Income (Expense)
 Interest income                             4,050      20,862    316,963
 Interest expense                          (30,480)     (7,192)  (113,100)
 Settlement expense                              -     (46,484)   (46,484)
 Loss on the sale of assets                      -           -    (12,172)
 Earnings on managed foreign investment          -           -    190,569
 Net realized losses on marketable
   securities                                    -           -   (256,668)
 Gain on cancellation of long term
   debt-related party                            -           -    500,000
 Loss on write off related party
   receivable                                    -           -    (15,980)
 Reserve for claim on foreign
   investment                                    -    (160,667)  (964,459)

    Total Other Income (Expense)           (26,430)   (193,481)  (401,331)

Loss before income taxes                (1,380,330) (1,167,790)(7,605,189)

Income tax expense                               -           -          -

Net Loss                               $(1,380,330)$(1,167,790)$(7,605,189)

Basic Loss Per Common Share            $      (.14) $     (.10)

Average Common Shares Outstanding        9,733,365  11,851,389








The accompanying notes are an integral part of these financial statements.

              EUROPEAN AMERICAN RESOURCES, INC.
                 (AN EXPLORATION STAGE COMPANY)
               STATEMENT OF STOCKHOLDERS' EQUITY
    FROM INCEPTION ON JULY 6, 1987 THROUGH DECEMBER 31, 1998

                                                                  Deficit
                                                                Accumulated
                                                    Additional   During the
                                  Common Stock       Paid In     Exploration
                                Shares    Amount     Capital        Stage

Balance, July 6, 1987                -     $   -   $       -   $       -

Shares issued to officers
 and directors of the
 Company and other
 individuals, for cash July
 through September, 1997         1,000,000   100     371,783           -

Net loss for the period
 ended December 31, 1987                 -     -           -      (95,060)

Balance, December 31, 1987       1,000,000   100     371,783      (95,060)

Effect of recapitalization
 of Paradise Valley Mining,
 Inc. on March 11, 1988          1,000,000   100     200,418             -
 Shares sold by private
 placement for cash at $1.00
 per share in July, 1988,
 net of $4,808 in offering
 costs                             151,000    15     146,177             -

Shares sold by private
 placement for cast at $0.33
 per share in October, 1988        150,000    15      49,985             -

Net loss for the year ended
 December 31, 1988                       -     -           -       (275,547)

Balance, December 31, 1988       2,301,000   230     768,363       (370,607)

Shares sold by private
 placement for cash at
 $10.00 per share during
 April through June 1989,
 net of $518,576 in
 offering costs                    429,374    43   3,774,785              -

Shares issued in payment of
 interest at $10.00 per
 share during April and May
 1989                                2,991     -      29,918              -

Net loss for the year ended
 December 31, 1989                       -     -           -        (462,583)

Balance, December 31, 1989       2,733,365 $ 273 $ 4,573,066      $ (834,190)

The accompanying notes are an integral part of these financial statements.

               EUROPEAN AMERICAN RESOURCES, INC.
                 (AN EXPLORATION STAGE COMPANY)
               STATEMENT OF STOCKHOLDERS' EQUITY
    FROM INCEPTION ON JULY 6, 1987 THROUGH DECEMBER 31, 1998

                                                                  Deficit
                                                                Accumulated
                                                    Additional   During the
                                  Common Stock       Paid In     Exploration
                               Shares    Amount     Capital        Stage

Balance, January 1, 1990        2,733,365 $  273 $ 4,573,066  $  (834,190)

Net loss for the year ended
 December 31, 1990                     -      -           -    (1,620,689)

Balance, December 31, 1990       2,733,365  273    4,573,066   (2,454,879)

Net loss for the year ended
 December 31, 1991                       -    -            -     (477,967)

Balance, December 31, 1991       2,733,365  273    4,573,066   (2,932,846)

Shares sold by private
 placement for cash at
 $.2714 per share during
 September, 1992                 7,000,000  700   1,899,300             -

Net loss for the year ended
 December 31, 1992                       -    -           -      (694,935)

Balance, December 31, 1992       9,733,365  973   6,472,366     (3,627,781)

Net loss for the year ended
 December 31, 1993                       -    -           -       (730,281)

Balance, December 31, 1993       9,733,365  973   6,472,366     (4,358,062)

Net loss for the year ended
 December 31, 1994                       -    -           -       (332,383)

Balance, December 31, 1994       9,733,365  973   6,472,366     (4,690,445)

Net loss for the year ended
 December 31, 1995                       -    -           -       (249,838)

Balance, December 31, 1995       9,733,363  973   6,472,366     (4,940,283)

Net loss for the year ended
 December 31, 1996                       -    -           -       (116,786)

Balance, December 31, 1996       9,733,363 $973 $ 6,472,366    $ 5,057,069








The accompanying notes are an integral part of these financial statements.

                 EUROPEAN AMERICAN RESOURCES, INC.
                 (AN EXPLORATION STAGE COMPANY)
               STATEMENT OF STOCKHOLDERS' EQUITY
    FROM INCEPTION ON JULY 6, 1987 THROUGH DECEMBER 31, 1998

                                                                  Deficit
                                                                Accumulated
                                                    Additional   During the
                                  Common Stock       Paid In     Exploration
                                Shares    Amount     Capital        Stage

Balance, January 1, 1997         9,733,365 $ 973 $ 6,472,366   $(5,057,069)

Retirement of shares for
 distribution rights            (2,187,500) (219)   (437,281)            -

Shares sold for $1.00 per
 share in private place-
 ments during the year,
 net of $109,925 offering
 costs                           2,075,000   208   1,964,867             -

Shares issued for services
 in connection with the
 employment agreement of
 the former president
 valued at $1.00                   400,000    40     399,960             -

Shares issued for
 cancellation of debt to
 related party, valued at
 $.70 per share                    357,143    27     249,963             -

Shares issued for exploration,
 market making services and
 reactivation services
 rendered through December
 31, 1997, valued at, $1.16,
 $1.00 and $.70 per share        1,025,000   102     814,898             -

Net loss for the year
 ended December 31, 1997                 -     -           -     (1,380,330)

Balance, December 31, 1997      11,403,008$1,140 $ 9,464,773   $ (6,437,399)
















The accompanying notes are an integral part of these financial statements.

      EUROPEAN AMERICAN RESOURCES, INC.
                 (AN EXPLORATION STAGE COMPANY)
               STATEMENT OF STOCKHOLDERS' EQUITY
    FROM INCEPTION ON JULY 6, 1987 THROUGH DECEMBER 31, 1998

                                                                  Deficit
                                                                Accumulated
                                                    Additional   During the
                                  Common Stock       Paid In     Exploration
                                Shares    Amount     Capital        Stage

Balance, January 1, 1998        11,403,008$ 1,140 $ 9,464,773  $ (6,437,399)

Shares issued for services
 and additions to resource
 properties at $1.21,  $.85
 and $.77                          995,900    100     834,715             -

Shares issued to retire
 distribution rights and
 settlement                      4,156,250    416     833,569             -

Retirement of shares in
 connection with termination
 of employment agreement with
 the former president             (350,000)   (35)   (349,965)            -

Net loss for the year ended
 December 31, 1998                       -      -           -    (1,167,790)

Balance, December 31, 1998      16,205,158$ 1,621 $10,783,092   $(7,605,189)





























The accompanying notes are an integral part of these financial statements.

               EUROPEAN AMERICAN RESOURCES, INC.
                    STATEMENTS OF CASH FLOWS
                 (AN EXPLORATION STAGE COMPANY)
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                From
                                                                July 6,
                                                                  1987
                                                               (Date of
                                       For the Years Ended     Inception) to
                                            December 31,       December 31,
                                        1997           1998        1998

Cash Flows Operating Activities

  Net Loss                             $(1,380,330)$(1,167,790)$(7,605,189)

Adjustments to reconcile net loss
 to net cash provided (used) by
 operating activities:
 Depreciation and amortization               3,436       8,801    317,460
 Reserve for claim compensation and
  settlement                                     -     160,667    964,459
 Issuance of common stock charged
  to expense                               840,000     356,759  1,196,759
 Adjustments to resource properties
  charged to operations                          -           -  1,624,310
 Loss on the sale of fixed assets                -           -     12,172
 Earnings on managed foreign
  investment                                     -           -   (190,569)
 Losses on marketable securities                 -           -    156,668
 Gain on cancellation of long term
  debt - related party                           -           -   (500,000)
 Loss on write off - related party
  receivable                                     -           -     15,980

 Changes in assets and liabilities:
   (Increase) decrease in prepaid
     rent                                   (3,534)      2,667    (52,533)
   (Decrease) increase in accounts
      payable and accrued expenses         314,827    (207,714)   155,687
    (Increase) in other assets             (23,500)    (11,955    (44,808)
    (Increase) in deferred offering
      costs                                      -     (62,500)   (62,500)
    (Increase) in interest receivable
      - affiliate                                -      (3,439)    (3,439
      Total Adjustments                  1,131,229     243,286  3,689,646

Net Cash Used by Operating Activities     (240,101)   (924,504)(3,915,543)









The accompanying notes are an integral part of these financial statements.

               EUROPEAN AMERICAN RESOURCES, INC.
             STATEMENTS OF CASH FLOWS - (CONTINUED)
                 (AN EXPLORATION STAGE COMPANY)
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                From
                                                                July 6,
                                                                  1987
                                                               (Date of
                                       For the Years Ended     Inception) to
                                            December 31,       December 31,
                                        1997           1998        1998

Cash Flows From (Used In) Investing
  Activities
 Investment in foreign managed funds             -           - (2,250,000)
 Foreign investment withdrawals                  -           -    964,208
 Investment in marketable securities             -           -   (256,668)
 Proceeds from sale of assets                    -           -    174,151
 Advance to affiliate                            -     (60,000)   (75,980)
 Repayment from affiliate                        -      50,000     50,000
 Resource properties                      (608,112)   (258,770) (3,617,027)
 Purchase of fixed assets                  (30,000)    (12,520)   (359,980)
      Net Cash Provided (Used In)
        Investing Activities               626,923    (281,290) (5,282,149)


Cash Flows from Financing Activities
 Proceeds from issuance of common
   stock, net of offering costs of
   $109,925 in 1997 and $622,309
   from inception                        1,265,075     700,000  8,543,252
 Proceeds from issuance of notes
  payable to related parties               267,493      15,000    399,093
 Repayment of notes payable - related
  party                                          -    (134,093)  (134,093)
 Proceeds from long term debt -
  related party                                  -           -    500,000
      Net Cash Provided By Financing
        Activities                       1,532,568     580,907  9,308,252

Net Increase in Cash and Cash
  Equivalents                              645,355    (624,887)         -
Cash and Cash Equivalents at Beginning
  of Period                                    951     646,306     21,419
Cash and Cash Equivalents at End of
  Period                                $  646,306  $   21,419 $   21,419











The accompanying notes are an integral part of these financial statements.

               EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION (AN EXPLORATION STAGE
         COMPANY)

     The Company was incorporated in the state of Delaware on July 6, 1987. Since inception, the Company acquired mining rights to mine precious metals for as many as approximately 6,700 claims; as of December 31, 1998 the Company is the holder of a total of 850 patented, unpatented lode, mill sites and placer claims on certain properties located throughout the state of Nevada. The Company is a Junior Mining Company. Since the acquisition of these properties, the Company has not commenced planned principal operations and accordingly has been considered an exploratory stage company as defined in SFAS No. 7, "Accounting and Reporting for Development Stage Companies". During 1997, sufficient testing was completed to indicate certain of the Company's reserves were probable. At that time management considered the Company to be completed with the exploration stage and sought co-venturers for the extraction of certain dump rocks, which are enriched residual deposits from prior mining efforts, or tailings, and did not present the Company in the 1997 Financial Statements as an exploration stage company. During the year ended December 31, 1998 the Company could not locate a joint venture partner to extract the tailings without also entering into a commitment to extract the all of the Company's claims on Prospect Mountain, subject to the Company, first having to prove the value of the reserves these claims hold, which will require more exploratory activities. The 1998 financial statements present the Company as an exploration stage company.

     The Company has incurred over $4,400,000 in expenditures on resource properties since inception which, after adjusting for claims the Company no longer controlled and geological determinations, were adjusted downward by $1,624,310 through December 31, 1995. The amounts capitalized as resource properties include direct exploratory costs since the acquisition of the right to mine these properties. In accounting for these costs the Company selected an accounting policy which capitalizes exploratory costs rather than expensing them as incurred. Amortization of these costs is to be calculated by the units of production method based upon proven or probable reserves. Costs incurred on properties later determined to be unproductive are expensed by the Company as that determination is made.
     As of December 31, 1998, the Company has $2,803,110 of resource properties. If these costs had been expensed rather than capitalized, the deficit accumulated during the exploration stage at December 31, 1998 would have been $10,408,299 rather than $7,605,189.

     The Company has been in the exploration stage to determine the amount of proven and/or probable reserves of its resource properties, if any.
     During 1997, geological testing indicated that certain reserves of the Company are probable and in excess of the amounts capitalized. They are not proven as of December 31, 1998, and estimates of their potential value are not available at this time. Sufficient capital resources and credit facilities are available for the Company to maintain its mining claims and the existing cost structure for personnel and administrative offices for the near term (defined as one year). Additional capital or financing is required to complete the Company's exploration program, and its transition, ultimately, to obtaining profitable operations, is dependent on future events, the outcome of which is indeterminable.

              EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principals of Consolidation

     The accompanying consolidated financial statements include the accounts of European American Resources, Inc. (Formerly Merlin Mining Company) and Paradise Valley Mining, Inc; a subsidiary of the Company through December 31, 1995, which was spun off without a gain or loss.

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

     The following items represent a schedule of non-cash investing and financing activities:

                                                         1998        1997
     Issuance of common stock in exchange
     for the cancellation of indebtedness           $       -   $ 250,000
     Issuance of common stock for services
     relating to capitalized resource properties    $ 524,540   $ 375,000

     Distribution rights payable for the
     retirement of common stock                     $       -   $ 437,500

     Issuance of common stock for the
     retirement of distribution rights              $ 437,500  $       -

     Operating activities include interest paid of $87,143 and $30,480 for the years ended December 31, 1998 and 1997 respectively.

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

                EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS


     Dividends

     The Company has not paid any dividends and any dividends which might be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Reclassification

     The financial statements presented for 1997 and from Inception on July 6, 1987 through December 31, 1998 have been reclassified to conform to the current year's presentation.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. These estimates include property and equipment, depreciation, the carrying value of resource properties and distribution rights payable.

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

     Resource properties

     The Company records its interest in resource properties at cost.
     Producing properties will be amortized on the unit-of-production basis. The ultimate recovery of costs associated with non-producing properties is dependent upon the discovery and development of economic reserves or the profitable sale of the properties. If a property is abandoned or sold, the proceeds on the sale, less the cost of the property and any related deferred expenditures, will be included in operations at that time. The Company periodically reviews its mineral properties to ascertain whether an impairment in value has occurred. Where a property is considered uneconomic it is written off. At December 31, 1998 the Company had owned and/or leased the rights to control a total of 850 claims, which are considered probable and have a value based upon geological determinations greater than the amount capitalized; yet no reserves are proven.

                 EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS


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

     Other Accounting Pronouncements

     The FASB has issued SFAS No. 130, Reporting Comprehensive Income effective for fiscal years beginning after December 15, 1997, which establishes standards for the reporting of comprehensive income and its components. The Company implemented SFAS No. 130 during the year ended December 31, 1998 and as such the effect was not material to its financial position or results of operations.

NOTE 3 - MANAGED FOREIGN INVESTMENTS AND CLAIM RECEIVABLE

     The Company had previously entered into a managed investment agreement with Schwabische Finanz-und Unternehmensberatung Gmbh (SFU). The investment consisted of USD $2,250,000 which was being managed by SFU and was being held in accounts at Dominick & Dominick AG. The agreement commenced on September 25, 1992 and the funds were restricted from withdrawal until October 1993. SFU had been notified of the Company's intent to withdraw the funds and had indicated the funds would be wire transferred in October 1993. SFU defaulted and did not liquidate the account as instructed. SFU sent various payments in partial liquidation totaling US $964,208 which payments were received sporadically through December 22, 1995. After 1993, the Company increased its effort to obtain the return of its investment and received confirmation from the fiduciary of SFU that the funds were still intact. Subsequently the

                EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS


     fiduciary representation has been unsupported and the company believes it was fraudulent and no underlying funds from the original investment remain at that time under his control, and furthermore the Company believes its prospects for collection were materially damaged by the fiduciary's actions. The Company has filed a claim under German law, against the fiduciary, for "fraudulent statements" which holds German attorneys accountable for certain representations as well as requires minimum and annually adjusted amounts of liability insurance for such claims as a requirement for licensure. The Company believes it will collect up to approximately $1,286,000, which represents the net amount of the original investment which has not been returned to the Company. The Company's counsel has advised management that it is probable they will receive an amount greater than the net carrying value remaining in the financial statements. Management has also classified this claim as a long term asset and reserved an amount for both the recoverability and the costs associated with the claim. The possibility does exist that the company may not realize any amount should they not prevail in their action against the attorney. The last records obtained which showed the funds intact were in 1993 and were invested with Dominick and Dominick AG. Management has determined to charge the expense and record the corresponding reserve in the amount of approximately $804,000 to 1993, the earliest period when the Company actually received detailed records and statements of its investments. This is consistent with the maturity date of October, 1993 of the original investment agreement. In 1997 the Company retained new counsel in Germany to finalize the recovery of these amounts if any, from the German fiduciary. The new counsel has advised the Company that the prospects for collection have improved due to changes in German laws. Counsel has also advised the Company to reduce the amount of its demand (an amount in excess of the remaining carrying value) to accelerate recovery. Accordingly, during the year ended December 31, 1998, the Company has further reserved an additional $160,667 against this claim.

     The Company will record as income any amounts recovered, net of expenses, above the remaining carrying value of $321,333, only in such period they were actually realized, yet record as additional expense any further reserve should the likelihood of recovery diminish.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                           December 31, 1998

      Automobiles and trucks                                  $ 30,000
      Office equipment                                          12,520
                                                                42,520

      Less:  accumulated depreciation                          (11,451)

                                                              $ 31,069

               EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES

     No provision for income taxes have been made for the periods presented as the Company incurred losses during those periods.

     Deferred taxes consist of the following at December 31, 1998:

          Total deferred tax assets                           $1,514,484
          Less: Valuation allowance                           (1,514,484)

          Net deferred tax assets                             $        0

     Deferred tax assets are attributable to available net operating loss carryforwards. The valuation allowance was increased by $171,360 and $221,124 during the years ended December 31, 1997 and 1998 respectively.

     The Company has net operating loss carry forwards of approximately $4,454,325 which expire in various years through the year 2011. The amount of the operating loss carry forwards may be subject to annual limitations limited by IRS regulations as a result of the sale of a majority interest.

NOTE 6 - RELATED PARTY TRANSACTIONS

     On September 25, 1992, the Company issued 7,000,000 shares of its restricted common stock for $1,900,000 to a foreign investor, Trent, Ltd, a Company controlled by a former director, Mr. Jochen A. Brenner. At the time the shares were issued to Trent they represented approximately 71% of the issued and outstanding common stock of the Company. In addition, the Company also issued to Trent a $500,000 convertible debenture bearing interest at 8%. As a result of the issuance of the common stock and the convertible debenture, the Company was controlled by Trent. The accompanying financial statements include only the accounts of the Company and its subsidiaries and are not consolidated in any way with respect to Trent nor do they include any of the accounts of Trent. The proceeds from the stock issuance and debenture remained in the control of Mr. Brenner and were invested in his name or the names of other entities under his control in certain pooled investments which were to be invested in foreign exchange forward contracts. All transactions were to be made at the risk of Mr. Brenner, relieving the Company and the investment company from any and all liability. The invested funds were restricted as to withdrawal until October, 1993. While the invested funds were in the sole control of Mr. Brenner, he had entered into an agreement with the Company to liquidate the foreign investments and deliver the funds to the United States for use by the Company beginning in October 1993. Between January 1, 1994 and December 31, 1995 the company confirmed the amounts with Mr. Brenner and a German fiduciary; and received partial payments totaling $ 964,208. Mr. Brenner failed to return these funds. In 1996 the Company determined the debenture should be canceled in conjunction with the managed foreign investments and claim receivable, discussed in Note 3, retroactively to December 31, 1993.

     The Company received all working capital through September 30, 1987 from stockholder/officers. These parties agreed to have all payments through

               EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS

     September 30, 1987 amounting to $371,883 credited to equity in exchange for 1,000,000 shares of common stock.

     In 1989, pursuant to the private placement of stock, the Company paid stock offering fees to related parties, including $30,000 paid to Merlin Equities, Inc., a broker-dealer and an affiliate of the president, at that time, of the Company. Canopus, Ltd., a London-based entity and principal shareholder of the Company was paid $300,000. A total of $418,000 was paid to two officers of Harrier, Inc., a public corporation, for whom an officer of the Company served as financial consultant in raising equity funding.

     In 1997, the Company leased office space from an affiliate on a month to month basis via the assumption of the affiliates lease to a third party from September, 1997 through December 31, 1997. Rent expense paid to the third party was $4,687.

     In 1997 the Company issued 250,000 shares to an affiliate for investment banking services valued at $290,000.

     During 1997, the Company signed a note to a director bearing interest of 11%. Interest charged to expense for this note in 1997 was $30,480. In March 1998, the Company issued 357,143 shares, valued at $250,000, or $.70 per share, in cancellation of $250,000 of the note due to the related party. The Company also issued 750,000 shares valued at $525,000, or $.70 per share, which are assignable, for exploration and reactivation services, performed through December 31, 1997. At December 31, 1997, $134,093 including interest remained outstanding on this note. The Company repaid this amount during the first quarter of 1998.

     On April 22, 1998, the Company entered into a consulting agreement with its current CEO which provides for the issuance of common stock in addition to annualized fees, as amended, of $96,000 per year. During the year ended December 31, 1998 the president was paid $64,000 under this agreement. The Company issued 105,000 shares of common stock valued at $.85 per share, or $89,250, based upon their market value subject to Rule "144" restrictions. Of this amount $44,625 was added to resource properties and $44,625 was recorded as stock based compensation based upon the Company's estimate of where the president directed his efforts.

     The Company also agreed to issue 105,000 shares to a director, provided he remained employed by the Company through April 30, 1999. The director resigned from employment in an effort to curtail expenses, and remains as a director today. The Company issued 90,000 restricted shares, valued at $.85 per share, or $69,300, based upon their market value subject to Rule "144" restrictions. Of this amount, $34,650 was added to resource properties and $34,650 was recorded as stock based compensation. The agreement initially provided for annualized compensation of $72,000 and during the year ended December 31, 1999 he was paid $27,000 under this agreement.

     In May of 1998, the Company entered into a management agreement for internal accounting services for $3,000 per month and the issuance of 100,000 restricted shares, valued at $.77 per share, or $77,000 and was recorded as stock based compensation.

                  EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS


     During June of 1998 the Company advanced this investor $60,000 at 8% interest of which $50,000 was repaid during the year leaving a balance of $12,234 including accrued interest. During the year ended December 31, 1998 the Company recorded $2,234 of interest income from this loan.

     The Company issued 400,000 restricted shares to the chairman and director for services during the year ended December 31,1998, valued at $.77 per share or $308,000, based upon their market value subject to Rule "144" restrictions. Of this amount $154,000 was added to resource properties and $154,000 was recorded as stock based compensation.

     Credit Facilities Provided By Affiliates

     In December, 1998 one shareholder agreed to advance up to $40,000 with interest at 10% through April 30, 1999, or the completion of the Company's offering of common stock, whichever occurs first, and its secured by the Company's resource properties.

     In December 1998, an affiliate agreed to make a $500,000 revolving credit available to the Company with interest at prime plus 2.5% available to the Company, on an as needed basis, secured by the Company's resource properties with no specific repayment terms.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     In order to maintain the Company's current unpatented mineral lease claims [See Note 1], the Company must pay an annual rental fee of $100 per claim to the Bureau of Land Management. The fees have been paid through August 31, 1998. During 1997, some of these properties were "overstated" by a third party and the Company has won a stay of decision from the finding of the Bureau of Land Management(BLM), which has caused this overstaking, pending the review of the Interior Board of Land Appeals(IBLA) relating to this claim. The Company does not expect the result of this review, regardless of outcome, to have an adverse effect on the carrying value of the resource properties.

     Royalty Commitment

     On March 19, 1997 the Company's prior president entered into an option to purchase previously leased claims from the original lessors of 47 unpatented claims and owner of 62 patented claims. This agreement gave the Company all patented and unpatented claims for the purchase price of 100,000 shares of the Company's common stock subject to their restricted legend, and certain accelerated payments under a consulting agreement and further 10% Net Smelter Return (NSR) less applicable expenses up to $100,000,000 million dollars from the properties. Additionally, on March 19, 1997 the Company entered into a forty-eight (48) month consulting agreement with the geological company owned by the original owner of the patented claims with a monthly retainer of $4,000 and a minimum total of $192,000 to be paid under this agreement. During 1997, $36,000 was paid under this agreement for geological efforts and recorded as an addition to resource properties.

                 EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS


     The preceding agreement was canceled and replaced by the current management and on May 26, 1998, the Company acquired 62 patented claims and mill sites and the rights to 47 unpatented claims on Prospect Mountain. In connection with this purchase, the Company paid the seller $128,000 to buy out the consulting commitment which is included in resource properties, and $19,300 for repayment of additional filing fees which may be subject to reimbursement to the Company; this amount is included in other assets. The Company also issued 106,000 shares to the seller and a company he controls, which were valued at $90,100 or $.85 per share, and a like amount was recorded as an addition to resource properties. Additionally, the Company agreed to pay advance minimum royalties of up to $100,000,000 as follows:

          1)   $15,000 on the closing date
          2)   $50,000 on or before the first anniversary
          3)   $90,000 on or before the second anniversary
          4)   $120,000 on or before the third anniversary
          5)   $150,000 on or before the fourth anniversary
          6) $200,000 on or before the fifth anniversary and $200,000 each year thereafter.

     This commitment ends when a total of $100,000,000 has been paid, including net smelting returns, or should the Company pay the seller, at the Company's discretion, $27,000,000 prior to May 26, 2003.

     The above advance on minimum royalties will be accelerated when the Company begins to produce extraction revenues from these properties and the net smelting returns, which are 4% in the case when the average price of gold (London quote) in each production quarter exceeds $400 per ounce and 3% in the case when the average price is less than $400 per ounce; exceeds the annual minimum.

     During 1997, the Company entered into net smelting agreements for up to $7,000,000 with former shareholders in exchange for the retirement of 2,187,500 shares. The Company charged $437,500 to common stock and additional paid in capital as this represented the net estimated value of the distribution rights based upon the anticipated payments, if any, that would have been made under the agreement.

     In August 1998, a lawsuit was commenced against the Company by German American Investments Limited ("GAI"). GAI was the assignor of the above distribution rights granted by the Company to eight of its shareholders in 1997, including its current CEO, Martin Sportschuetz. The suit alleged that EPAR's former president, Michael Ogilvie had fraudulently induced the shareholders to enter into the distribution agreements and sought rescission of the distribution agreements and return of the shares, along with damages. At the time of the suit the Company's current CEO was neither a shareholder of "GAI", nor did he have a financial interest in GAI. This lawsuit was subsequently settled. The initial settlement required that EPAR rescind the distribution agreements and return 2,187,500 unrestricted shares to GAI, and issue 2,187,500 warrants exercisable at $0.50 to the GAI investors. The settlement was amended whereas the Company is to issue 1,312,500 unrestricted shares and 1,750,000 restricted shares to rescind the distribution agreement and

                EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS


     these were recorded at the original value ascribed to the distribution rights, an increase of $437,500 in common stock and additional paid in capital. The Company also agreed to issue 1,093,500 restricted shares, valued at one-half of the market price of the Company's common stock on December 31, 1998, or $.3625 per share, totaling $396,485 consistent with the value of restricted stock agreed to by the parties for the recision, which was charged to settlement expense.

     On May 8, 1997, the Company entered into an employment agreement with the former president for a period of seven (7) years, which provided former annual cash compensation of $144,000, subject to a ten percent (10%) increase per year and such other increases as the Board of Directors may determine from time to time at its sole discretion and employee stock bonuses, including 400,000 shares of common stock, issued to the former president upon signing, subject to the restrictions of Rule 144 and thereafter 210,000 shares of common stock were to be issued on each anniversary for the first, second, third and fourth yearly anniversary of the contract. Additionally, the agreement called for stock options entitling the president to purchase up to 1,000,000 shares from 1999 through 2005 at prices ranging $5.00 per shares increasing annually to $8.50 per share.

     On April 22, 1998, the Company terminated the former president. In July 1998, EPAR filed a lawsuit against its former president, Michael Ogilvie alleging fraud and breach of his employment contract with the Company. This lawsuit was subsequently settled. The settlement required Mr. Ogilvie to return 400,000 shares of the Company's common stock which he received as a result of his employment by EPAR, 50,000 of the shares were assigned to the shareholder who made a significant investment in the Company during 1997. The Company recorded settlement income of $350,000 based upon the original value ascribed to these shares.

     In December, 1998 a subcontractor filed a lawsuit in Utah state court against the Company seeking $60,000 for the breach of an alleged oral employment agreement. The Company has filed a motion to dismiss for lack of personal jurisdiction. The Company intends to defend the case vigorously. No amounts were recorded in the financial statement.

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

               EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS


NOTE 8 - COMMON STOCK

     During 1997, the Company retired 2,187,500 shares of common stock in exchange for distribution rights, valued at $437,500.

     Effective for December 31, 1998 the Company agreed to issue 1,312,500 unrestricted shares and 1,750,000 restricted shares to rescind the distribution agreement. Additionally, 1,093,500 restricted shares valued at one-half of the market price of the Company's common stock consistent with the value of restricted stock agreed to by the parties, which resulted in a $396,485 charge to settlement expense.

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

     In 1998 the Company terminated the president and both parties commenced legal action which resulted in the return to the Company of 350,000 shares. The Company recorded settlement income of $350,000 based upon the original value ascribed to the shares.

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

                EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS


     As discussed in Note 6, the Company issued 100,000 restricted shares valued at $.77 per share, or $77,000; 105,000 restricted shares valued at $.85 per share, or $89,250; 90,000 restricted shares valued at $.85 per share, or $69,300 and 400,000 restricted shares valued at $.77 per share, or $308,000 to various members of the Company's management team. Of these amounts $233,275 was added to resource properties and $310,275 was recorded as stock based compensation.

     Pursuant to a 1997 agreement, the Company issued 194,900 unrestricted shares valued at $1.21 per share, or $201,165, which was recorded as an addition to resource properties.

     Reserved Shares

     The Company granted options to an accredited investor to purchase, at $.50 per share, up to 1,225,000 shares of restricted common stock. The option period begins on September 3, 1999 and runs through September 3, 2000 or sooner, should the Company sell the control of either its 62 patented claims or a majority of its outstanding common stock to a single purchaser.

     The Company also granted an accredited investment firm options to purchase, also at $.50 per share up to 675,000 shares of restricted common stock. The option period begins on September 3, 1999 and runs through September 3, 2000 or sooner, should the Company sell the control of either its 62 patented claims or a majority of its outstanding common stock to a single purchaser.

     Pursuant to a 1997 agreement, 242,600 shares are expected to be issued in 1999 for services in connection with the Company's resource properties.

     In the case of a change in control, whereby the current management would be eliminated, the company agrees to first issue an option to the president to purchase from 189,000 to 201,000 shares of the Company's common stock at an exercise price of $.25.


NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments as of December 31, 1998, are as follows:

                                                              1998
                                                       Carrying     Fair
      Assets:                                           Amount      Value
     Cash and Equivalents                             $ 21,419   $ 21,419

     Liabilities:
     Accounts payable and accrued expenses            $155,687   $155,687
     Note payable to related party                    $ 15,000   $ 15,000

                EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS


NOTE 11 - SUBSEQUENT EVENTS

     The board of directors approved the issuance of the Company's common stock, the price and quantity of which is to be determined by negotiation between the Company and the underwriter, on a firm commitment basis for up to $8,000,000.

     On February 11, 1999, the Company signed a conditional letter of intent to acquire mineral concessions of "IKAR"(Ikar Mining Corporation) in the Republic of Tajikistan, a former Soviet Union state. While the Company is very excited about the potential to extract gold, silver and tungsten, which is mainly used in the field of steel production, substantial due diligence will be required prior to closing. Presently the purchase price totals $39,850,000 which is to be paid by the issuance of 6,600,000 shares of the Company's convertible $6.00 preferred stock, which at this time will be convertible on or before May 15,1999 to the Company's common stock at a strike price of $6.50, as well as a cash payments totaling $250,000.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                 European American Resources, Inc.
                           (Registrant)




By:      /s/ Martin R. Sportschuetz
             Martin R. Sportschuetz, President & CEO


Dated:



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     NAME                               CAPACITY




/s/ Martin R. Sportschuetz
Martin R. Sportschuetz             President & CEO

                       CLOSING AGREEMENT

          This Closing Agreement entered into on the 6th day of May 1998 between Einar C. Erickson, Lynn H. Erickson, Silver International, Inc., and Silver Viking Corporation, all Nevada corporations, (Sellers) and European American Resources, Inc., a Delaware corporation, (Buyer),

                      W I T N E S S E T H:

          WHEREAS, the Sellers and the Buyer have previously entered into a Mining Lease and Option to Purchase dated the 14th day of March 1997, and
          WHEREAS, the parties have determined that it is to their mutual advantage to replace the Mining Lease and Option to Purchase with this Closing Agreement,
          NOW THEREFORE, it is hereby agreed between the parties as follows:
1.                  Sellers do hereby agree to convey to Buyer and Buyer
     does hereby agree to purchase from Sellers the following-described patented and unpatented mining claims, situate in the County of Eureka, State of Nevada:
 See Exhibit A for a description of the patented mining claims.
See Exhibit B for a description of the unpatented mining claims.
1. Buyer agrees to pay as the full purchase price for the above-described patented and unpatented mining claims the sum of $100,000,000.00, without interest, all in the following manner:
           A.    $  15,000     advance royalty upon closing date.
                 $  50,000     advance royalty on or before  1 year after
                               closing date
                 $  90,000     advance royalty on or before  2 years after
                               closing date
                 $120,000      advance royalty on or before  3 years after
                               closing date

                 $150,000 advance royalty on or before 4 years after closing date
                 $200,000 advance royalty on or before 5 years after closing date, and a like sum on or before the same date each and every year thereafter until paid in full.

           B.
             In addition, Buyer shall pay Sellers a production royalty of 3% of the net smelter returns from all minerals produced by Buyer from the patented and unpatented mining claims in Exhibits A and B above when the average price of gold (London quote) in the production quarter is less than $400/ounce. If the average price is $400/ounce or more, the production royalty shall increase to 4% of the net smelter returns. This production royalty shall be paid quarterly, and shall be accompanied by a statement summarizing the computation of net smelter returns. The quarterly royalty payments will be provisional and subject to adjustment at the end of Buyer's accounting year.

             The term "net smelter returns" as used herein shall mean the net proceeds received by Buyer from the sale of minerals from the property after deductions for all of the following:

          (a)
             Custom smelting costs, treatment charges and penalties including, but without being limited to, metal losses, penalties for impurities and charges or deductions for refining, selling, and transportation from smelter to refinery and from refinery to market; provided, however, in the case of leaching operations, all processing and recovery costs incurred by Buyer beyond the point at which the metal being treated is in solution shall be considered as treatment charges (it being agreed and understood, however, that such processing and recovery costs shall not include the cost of mining, crushing, dump preparation, distribution of leach solutions or other mining and preparation costs up to the point at which the metal goes into solution);

          (b)
             Costs of transporting mineral product from the concentrator to a smelter or other place of treatment; and

          (c)
             Production taxes, severance taxes and sales, privilege and other taxes measured by production or the value of production.

          Advance royalties shall be credited against production royalties. The total of all royalties paid to Sellers shall be credited against the purchase price. It is specifically provided herein, however, that the aforesaid purchase price shall be discounted from $100,000,000.00 to $27,000,000.00, if the Sellers are paid $27,000,000.00, including royalty credits, on or before five years from closing date.

1. Sellers warrant that their title to the patented mining claims is as set forth in the Preliminary Title Report of First American Title Company of Nevada dated April 14, 1998, attached hereto as Exhibit A. Upon closing date, Sellers shall convey said title to Buyer subject only to Exceptions 2 through 63 thereof. Exception 64 shall be removed by Buyer.
Upon closing date, Buyer shall purchase a title policy on said patented claims in the sum of $100,000.
          Likewise, upon closing date, Sellers shall convey all of their right, title and interest to Buyer, in the unpatented claims described in Exhibit B attached hereto.
          After closing date, Buyer shall defend all adverse claims against its title acquired in this transaction. If such claims arise because of the acts or omissions of Sellers, the cost of defense shall be offset against advance royalties payable under Paragraph 2. A. above. In addition, Buyer shall finance the defense of any claims filed by G&S Construction against the Sellers even though they do not affect Buyer's title; provided however, that the costs of such defense shall be offset against royalties payable under Paragraph 2.A. above.
2.             The closing date of this purchase shall be on or before May
26, 1998 at the offices of First American Title Company in Ely, Nevada (the Escrow Holder).
3. On or before closing date the Sellers, and Linda Erickson and Georgia Erickson, shall execute and deliver to the Escrow Holder the following-described documents:
            (a) Grant, Bargain and Sale Deed to the patented mining claims in Exhibit A with real property transfer tax in the sum of $130.00 to be paid by Buyer.

            (b) Quitclaim Deed naming Buyer as Grantee, covering the unpatented mining claims described in Exhibit B above.


1. Likewise, Buyer shall execute and deliver to the Escrow Holder on or before closing date the following-described documents:

            (a) A non-recourse Promissory Note in which Buyer undertakes to perform the royalty payment obligations described in Paragraph 2 above.

            (b) First Deed of Trust naming Buyer as Grantor, First American Title Company as Trustee and Sellers as Beneficiaries, from Buyer to Sellers securing payment of the foregoing Promissory Note, and describing the patented mining claims in Exhibit A and unpatented mining claims in Exhibit B as the secured property.

                 The Deed of Trust shall include the following provisions:

                 Beginning with the annual assessment work period of September 1, 1998 to September 1, 1999, and for each annual assessment work year commencing during the term of this Deed of Trust. Grantor shall perform for the benefit of the unpatented mining claims work of a type customarily deemed applicable as assessment work and of sufficient value to satisfy the annual assessment work requirements, if any, of all applicable Federal, state and local laws, regulations and ordinances, and shall prepare evidence of the same in form proper for recordation and filing and shall timely record and/or file such evidence in the appropriate Federal, state and local office as required by applicable Federal, state and local laws, regulations and ordinances. If under applicable Federal laws and regulations, Federal annual mining claim maintenance or rental fees are required to be paid for the unpatented mining claims which constitute all or part of the property, beginning with the annual assessment work year of September 1, 1998 to September 1, 1999, Grantor shall timely and properly pay the Federal annual mining claim maintenance or rental fees, and shall execute and record or file, as applicable, proof of payment of the Federal annual mining claim maintenance of rental fees and of Grantor's intention to hold the mining claims

                 Grantor shall comply with all Federal, state and local statutes and regulations, including environmental statutes and regulations in its maintenance and operation of the patented and unpatented mining claims. If at any time, Grantor ceases operations upon any mining claim, it shall comply with all reclamation laws and regulations in reclaiming such mining claim.

          Upon closing date, the Escrow Holder shall record the Deeds and Deed of Trust. The parties agree to execute all escrow instructions requested by the Escrow Holder, but in the event of conflict the terms of Closing Agreement shall prevail. Escrow fees shall be paid by Buyer.
1. The parties acknowledge that Buyer is already in possession of the above-described patented and unpatented mining claims.
2. The parties agree that neither of them will incur any debts or obligations related to the above-described property, which would allow liens or encumbrances to attach thereto prior to closing date.
3. This Closing Agreement entirely supercedes and replaces the Mining Lease and Option to Purchase described above. The parties do hereby waive and release any claims they may have against each other for the breach of said agreement.
4. The parties acknowledge that Buyer has an agreement pay Geologist, Inc. the sum of $192,000 for geological consulting and other services, upon which there is a balance owing of $128,000. This balance will be paid in full, without interest, upon closing date, but outside of escrow.
5. The parties acknowledge that Buyer has an obligation to transfer 100,000 shares of stock in Buyer, to Sellers and 6,000 shares of stock in Buyer to Geologist, Inc. This transfer will close upon closing date, but outside of escrow.
6. The parties further acknowledge that Buyer will reimburse Geologist, Inc. in the sum of $19,300.00, without interest, for its duplicate payment of unpatented claim filing fees to the Bureau of Land Management in 1996. Therefore, Geologist, Inc. shall assign all of its right to receive the refund of said filing fees from the BLM, upon closing date.
Simultaneously Buyer shall pay Geologist, Inc. the aforesaid $19,300.00, without interest, upon closing date. This transaction shall close outside of escrow.
7. Should either party default in its obligations under this Closing Agreement which obligations are not cured within 10 days after written notice thereof is served upon the defaulting party, the non-defaulting party may exercise all rights in law or equity available to it, including specific performance.
          All notices provided for herein shall be deemed served if personally delivered or mailed by certified mail to party entitled to receive the same, at the following address:

          If to Sellers:           c/o Einar C. Erickson
                             545 South Valley View Drive #100
                             St. George, Utah  84770

                                        and

                             P.O. Box 150415
                             East Ely, Nevada  89315-0415

          If to Buyer:             1212 Court Street, Suite C-2
                             Clearwater, Florida  33756



          In the event of litigation between the parties, the prevailing party shall be entitled to the award of a reasonable attorney's fee. This Closing Agreement shall be governed by the law of the State of Nevada.
1. Neither party shall assign this Closing Agreement prior to closing date, without the prior written consent of the other party.
2. Subject to Paragraph 14 above, this Closing Agreement shall be binding upon, and inure to the benefit of the parties hereto and their respective heirs, personal representatives, successors and assigns.

   Sellers:                           Buyer:



   ___________________                European American Resources,Inc.,
   Einar C. Erickson                  a Delaware
                                      corporation

   ___________________                 By
                                       ___________________
   Lynn H. Erickson                                  Title
                                       ___________________


   Silver International, Inc.

   By  ___________________________
   Title  _________________________


Silver Viking Corporation

By  ___________________________
Title  _________________________

                          CONSENT

          Geologist, Inc. does hereby consent to the terms of the above-described

Closing Agreement.

                                           DATED:    May ______, 1998.

                                           Geologist, Inc.

                                           By  ______________________________
                                           Title  ___________________________


April 1, 1999