Form 10QSB
period 1999-03-31
EUROPEAN AMERICAN RESOURCES INC
filed 1999-05-18
CIK 789949

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C.  20549


     FORM 10-QSB


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended March 31, 1999    Commission File No.33-2392-D


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

     Yes:   X            No:


The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1999 is 16,205,158 shares all of one class of $.0001 par value common stock.

     EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES
     (FORMERLY MERLIN MINING CO.)



     INDEX

     PAGE

PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheet - March 31, 1999            1

          Consolidated Statements of Operations - Three
            Months Ended March 31, 1999                          2

          Consolidated Statement of Cash Flows - Three
            Months Ended March 31, 1999                          3

          Notes to Financial Statements                          4-5

          Management's Discussion and Analysis of financial
            conditions and results of operations                 6-7


PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                            8

          Item 2.   Changes in Securities                        8

          Item 3.   Defaults Upon Senior Securities              8

          Item 4.   Submission of Matters to a Vote of
                      Security Holders                      8

          Item 5.   Other Information                            8

          Item 6.   Exhibits on Reports on Form 8-K              8

Signature Page 9

                       EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                                    (FORMERLY MERLIN MINING CO.)
                                     CONSOLIDATED BALANCE SHEET
                                           MARCH 31, 1999

      Assets

Current Assets
  Cash and cash equivalents                                         $   5,769
  Prepaid rent on mining claims                                        40,329
  Note receivable from affiliate                                       13,439
      Total Current Assets                                             59,537

Resource properties                                                 2,803,110

Property and equipment, net of accumulated
  depreciation of $13,651                                              28,869

Other Assets
  Investments, net of valuation reserve of $964,459                   321,333
  Deferred offering costs                                              62,500
  Other assets                                                         44,668

      Total Other Assets                                              428,501

      Total Assets                                                  3,320,017




      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                             165,752
  Due to Related Parties                                             85,000

      Total Current Liabilities                                     250,752

Stockholders' Equity
  Preferred stock; $.0001 par value, 25,000,000
    shares authorized, no shares issued or                               -
    outstanding
  Common stock; $.0001 par value, 250,000,000
    shares authorized, 16,205,158 shares issued
    and outstanding                                                 1,621
Additional paid in capital                                     10,783,092
Deficit accumulated during the exploration stage               (7,715,448)

      Total Stockholders' Equity                                3,069,265

      Total Liabilities and Stockholders' Equity               $3,320,107

See notes to the consolidated financial statements.



               EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                          (FORMERLY MERLIN MINING CO.)
                     CONSOLIDATED STATEMENT OF OPERATIONS





                                                For the Three Months Ended
                                                          March 31,
                                                      1999         1998

Revenue
  Sales                                              $      -   $       -

Operating Expenses
  Operating costs                                      19,700      19,575
  General and administrative                           86,870     137,497
  Depreciation and amortization                         2,200       2,500

      Total Operating Expenses                        108,770     159,572

Loss from operations                                 (108,770)   (159,572)

Other Income (Expense)
 Interest income                                            -       8,081
 Interest Expense                                      (1,489)          -
  Total Other Income (Expense)                         (1,489)      8,081

Loss before income taxes                             (110,259)   (151,491)

  Income tax expense                                        -           -

      Net Loss                                     $ (110,259)$  (151,491)


Basic Loss per share                               $    (.007)$     (.013)

Average common shares outstanding                  16,205,158  11,403,008









See notes to the consolidated financial statements.




                          EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                                      (FORMERLY MERLIN MINING CO.)
                                 CONSOLIDATED STATEMENT OF CASH FLOWS




                                                 For the Three Months Ended
                                                            March 31,
                                                        1999         1998

Cash Flows Operating Activities
 Net Loss                                           $(110,259)     $(151,491)
 Adjustments to reconcile net loss to net cash
    (used) by operating activities:
    Depreciation                                        2,200          2,500
    Changes in assets and liabilities:
      Decrease in prepaid rent                         12,204         19,575
      Decrease (Increase) in other assets                 140           (500)
      (Decrease) increase in accounts payable
        and accrued expenses                           10,065        (42,862)

      Net Cash Used by Operating Activities           (85,650)      (172,778)

Cash Flows used in Investing Activities
 Additions to resource properties                           -        (82,309)

      Net Cash (Used In) Investing Activities               -        (82,309)

Cash Flows from Financing Activities
  Advances from (repayments to) related party          70,000       (134,093)
  Proceeds from stock subscription                          -        700,000

      Net Cash Provided By Financing Activities        70,000        565,907

Net Increase (Decrease) in Cash and Cash Equivalents  (15,650)       310,820

Cash and Cash Equivalents at Beginning of Period       21,419        646,306

Cash and Cash Equivalents at End of Period           $  5,769      $ 957,126








See notes to the consolidated financial statements.





                         EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                                       (FORMERLY MERLIN MINING CO.)
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (For the three months ended March 31, 1999)

A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For the year ending December 31, 1998, and all periods presented thereafter, the Company adopted FASB 128 to compute earnings per share. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on form 10-KSB for the year ended December 31, 1998.



B.   RESOURCE PROPERTIES

     The Company has incurred material amounts for direct exploratory activity costs since acquisition of the right to these mining properties. In accounting for these costs the Company selected an accounting policy which capitalizes exploratory costs rather than expensing them as incurred. Amortization of these costs is to be calculated by the units of production method based upon proven or probable reserves. Costs incurred on properties later determined to be unproductive are expensed by the Company as that determination is made. As of March 31, 1999, the Company has recorded $2,803,110 in resource properties. If these remaining costs had been expensed rather than capitalized, the accumulated deficit at March 31, 1999 would have been $10,518,558 rather than $7,715,448.

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

EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
     (FORMERLY MERLIN MINING CO.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three months ended March 31, 1999)

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

D.   RELATED PARTY TRANSACTIONS

     Amounts due to related parties at March 31, 1999, totaled $85,000 and bear interest at rates from 10% to prime plus 2.5%.

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

RESULTS OF OPERATIONS AND CURRENT METHOD OF OPERATION

Three Months Ended March 31, 1999

The Company's results of operations for the three months ended March 31, 1999 consisted of a loss of $110,259 as compared to March 31, 1998 which consisted of a loss of $151,491. The Company continued its effort to establish a value of its resource properties, and although they have been informed that realization is probable, formal values and final estimates of reserves have not been proven.

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

The Company has also negotiated the general terms of offering up to $8,000,000 worth of its Company stock with the assistance of an underwriter, the price per share to be determined at the time of the offering which, should the Company not enter into an agreement with a co-venturer, would be the third quarter of 1999.

Liquidity and Working Capital

The Company's working capital declined during the quarter ended March 31, 1999. At March 31, 1999 the Company had a working capital deficit of $191,215 as compared to a working capital deficit of $83,296 at December 31, 1998.

To supplement working capital the Company has obtained a $500,000 revolving credit line, secured by the Company's resource properties, from an affiliate with interest at prime plus 2.5% and no specific repayment terms.

YEAR 2000 ISSUES

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

     PART II - OTHER INFORMATION



Item 1.   Legal Proceedings

          In August 1998, a lawsuit was commenced against the Company by German American Investments Limited ("GAI"). GAI was the assignor of the above distribution rights granted by the Company to eight of its shareholders in 1997, including its current CEO, Martin Sportschuetz. The suit alleged that EPAR's former president, Michael Ogilvie had fraudulently induced the shareholders to enter into the distribution agreements and sought rescission of the distribution agreements and return of the shares, along with damages. At the time of the suit the Company's current CEO was neither a shareholder of "GAI", nor did he have a financial interest in GAI. This lawsuit was subsequently settled. The initial settlement required that EPAR rescind the distribution agreements and return 2,187,500 unrestricted shares to GAI, and issue 2,187,500 warrants exercisable at $0.50 to the GAI investors. The settlement was amended whereas the Company is to issue 1,312,500 unrestricted shares and 1,750,000 restricted shares to rescind the distribution agreement and these were recorded at the original value ascribed to the distribution rights, an increase of $437,500 in common stock and additional paid in capital. The Company also agreed to issue 1,093,500 restricted shares, valued at one-half of the market price of the Company's common stock on December 31, 1998, or $.3625 per share, totaling $396,485 consistent with the value of restricted stock agreed to by the parties for the recission, which was charged to settlement expense during the year end December 31, 1998.

Item 2.   Changes in Securities

          NONE

Item 3.   Defaults Upon Senior Securities

          NONE

Item 4.   Submission of Matters to a Vote of Security Holders

          NONE

Item 5.   Other Information

          NONE

Item 6.   Exhibits and Reports on Form 8-K

          NONE
     SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.



                                       EUROPEAN AMERICAN RESOURCES, INC.
                                       FORMERLY MERLIN MINING CO.




Dated: May 17, 1999 By: /s/ Martin Sportschuetz
     Martin Sportschuetz, CEO