Form 10QSB
period 1999-06-30
EUROPEAN AMERICAN RESOURCES INC
filed 1999-08-27
CIK 789949

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended June 30, 1999  Commission File No.33-2392-D


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

     Yes:   X            No:


The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1999 is 16,260,158 shares all of one class of $.0001 par value common stock.

        EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES
                   (FORMERLY MERLIN MINING CO.)



                              INDEX

                                                            PAGE

PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheet - June 30, 1999          1

          Consolidated Statements of Operations - Six and Three
            Months Ended June 30, 1999 and 1998              2-3

          Consolidated Statement of Cash Flows - Six and Three
            Months Ended June 30, 1999 and 1998               4

          Notes to Financial Statements                      5-6

          Management's Discussion and Analysis of financial
            conditions and results of operations             7-8


PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                          9

          Item 2.   Changes in Securities                      9

          Item 3.   Defaults Upon Senior Securities            9

          Item 4.   Submission of Matters to a Vote of
                      Security Holders                         9

          Item 5.   Other Information                          9

          Item 6.   Exhibits on Reports on Form 8-K            9

Signature Page                                                10

         EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                   (FORMERLY MERLIN MINING CO.)
                    CONSOLIDATED BALANCE SHEET
                          JUNE 30, 1999



      Assets

Current Assets
  Cash and cash equivalents                                   $       115
  Prepaid rent on mining claims                                    20,630
  Note receivable from affiliate                                   13,439
      Total Current Assets                                         34,184

Resource properties                                             2,847,110

Property and equipment, net of accumulated
  depreciation of $15,851                                          26,669

Other Assets
  Investments, net of valuation reserve of $964,459               321,333
  Deferred offering costs                                          62,500
  Other assets                                                     44,668

      Total Other Assets                                          428,501

      Total Assets                                              3,336,464




      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                           181,289
  Due to Related Parties                                          112,000

      Total Current Liabilities                                   293,289

Stockholders' Equity
  Preferred stock; $.0001 par value, 25,000,000
    shares authorized, no shares issued or
    outstanding                                                         -
  Common stock; $.0001 par value, 250,000,000
    shares authorized, 16,260,158 shares issued
    and outstanding                                                11,626
Additional paid in capital                                     10,827,087
Deficit accumulated during the exploration stage               (7,795,538)

      Total Stockholders' Equity                                3,043,175

      Total Liabilities and Stockholders' Equity              $ 3,336,464





See notes to the consolidated financial statements.



            EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                      (FORMERLY MERLIN MINING CO.)
                  CONSOLIDATED STATEMENT OF OPERATIONS





                                                     For the Six Months Ended
                                                            June 30,
                                                        1999         1998

Revenue
  Sales                                             $        - $        -

Operating Expenses
  Operating costs                                       39,400     39,150
  General and administrative                           145,135    277,557
  Depreciation and amortization                          4,400      5,000
  Stock based compensation                                   -     44,625

      Total Operating Expenses                         188,935    366,332

Loss from operations                                  (188,935)  (366,332)

Other Income(Expense)
 Interest income                                           259     14,905
 Interest (expense)                                     (4,548)    (3,073)
  Total Other Income(Expense)                           (4,289)    11,832

Loss before income taxes                              (193,224)  (354,500)

  Income tax expense                                         -          -

      Net Loss                                      $(193,224)  $(354,500)


Basic Loss per share                                $   (.012)  $   (.031)

Average common shares outstanding                   16,212,491 11,505,838

              EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                        (FORMERLY MERLIN MINING CO.)
                    CONSOLIDATED STATEMENT OF OPERATIONS




                                                 For the Three Months Ended
                                                          June 30,
                                                        1999         1998

Revenue
  Sales                                             $        - $        -

Operating Expenses
  Operating costs                                       19,700     19,575
  General and administrative                            58,265    140,060
  Depreciation and amortization                          2,200      2,500
  Stock based compensation                                   -     44,625

      Total Operating Expenses                          80,165    206,760

Loss from operations                                   (80,165)  (206,760)

Other Income(Expense)
 Interest income                                           259      6,824
 Interest (expense)                                     (3,059)    (3,073)

  Total Other Income(Expense)                           (2,800)     3,751

Loss before income taxes                               (82,965)  (203,009)

  Income tax expense                                         -          -

      Net Loss                                      $  (82,965) $(203,009)


Basic Loss per share                                $    (.005) $   (.017)

Average common shares outstanding                   16,219,824 11,608,669

         EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                   (FORMERLY MERLIN MINING CO.)
               CONSOLIDATED STATEMENT OF CASH FLOWS


                                                     For the Six Months Ended
                                                             June 30,
                                                        1999         1998

Cash Flows Operating Activities
 Net Loss                                            $(193,224)     $(354,500)
 Adjustments to reconcile net loss to net cash
    (used) by operating activities:
    Stock based compensation                                 -     44,625
    Depreciation                                         4,400      5,000
    Changes in assets and liabilities:
      Decrease (increase) in prepaid rent               31,904     39,150
      (Increase) in accrued interest receivable              -       (250)
      Decrease (increase) in other assets                  140    (19,800)
      (Decrease) increase in accounts payable
        and accrued expenses                            38,476   (126,934)

      Net Cash Used by Operating Activities           (118,304)  (412,709)

Cash Flows From Investing Activities
 Additions to resource properties                            -   (318,428)
 Additions to property and equipment                         -    (10,520)
 Increase in other receivable                                -    (60,000)

      Net Cash (Used In) Investing Activities                -   (388,948)

Cash Flows from Financing Activities
  Advances from (repayments to) related party           97,000   (134,093)
  Proceeds from stock subscription                           -    700,000
  Advances to officer                                        -     (8,000)

     Net Cash Provided By Financing Activities          97,000    557,907

Net (Decrease) in Cash and Cash Equivalents            (21,304)  (243,750)

Cash and Cash Equivalents at Beginning of Period        21,419    646,306

Cash and Cash Equivalents at End of Period           $     115  $ 402,556

A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For the year ending December 31, 1998, and all periods presented thereafter, the Company adopted FASB 128 to compute earnings per share. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on form 10-KSB for the year ended December 31, 1998.



B.   RESOURCE PROPERTIES

     The Company has incurred material amounts for direct exploratory activity costs since acquisition of the right to these mining properties. In accounting for these costs the Company selected an accounting policy which capitalizes exploratory costs rather than expensing them as incurred. Amortization of these costs is to be calculated by the units of production method based upon proven or probable reserves. Costs incurred on properties later determined to be unproductive are expensed by the Company as that determination is made. As of June 30, 1999, the Company has recorded $2,847,110 in resource properties. If these remaining costs had been expensed rather than capitalized, the accumulated deficit at June 30, 1999 would have been $10,636,648 rather than $7,785,538.

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

D.   RELATED PARTY TRANSACTIONS

     Amounts due to related parties at June 30, 1999, totaled $112,000 and bear interest at rates from 10% to prime plus 2.5%.

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

RESULTS OF OPERATIONS AND CURRENT METHOD OF OPERATION

Six Months Ended June 30, 1999

The Company's results of operations for the six months ended June 30, 1999 consisted of a loss of $193,224 as compared to June 30, 1998 which consisted of a loss of $354,500.

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

The Company has also negotiated the general terms of offering up to $8,000,000 worth of its Company stock with the assistance of an underwriter, the price per share to be determined at the time of the offering which, should the Company not enter into an agreement with a co-venturer, is expected to occur in the third or fourth quarter of 1999.

During the quarter, IKAR Mining Corporation canceled the conditional letter of intent, dated February 11, 1999, which would have given EPAR (the Company) the rights to acquire certain interests in mining concessions that IKAR holds in Tajikistan, a former Soviet Union State. At this time the Company has no further interest in this transaction.

Liquidity and Working Capital

The Company's working capital declined during the quarter ended June 30, 1999. At June 30, 1999 the Company had a working capital deficit of $259,105 as compared to a working capital deficit of $83,296 at December 31, 1998.

To supplement working capital the Company has obtained a $500,000 revolving credit line, secured by the Company's resource properties, from an affiliate with interest at prime plus 2.5% and no specific repayment terms, of which the Company has borrowed $22,000 under this agreement.

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



                   PART II - OTHER INFORMATION



Item 1.   Legal Proceedings

          In August 1998, a lawsuit was commenced against the Company by German American Investments Limited ("GAI"). GAI was the assignor of the above distribution rights granted by the Company to eight of its shareholders in 1997, including its current CEO, Martin Sportschuetz. The suit alleged that EPAR's former president, Michael Ogilvie had fraudulently induced the shareholders to enter into the distribution agreements and sought rescission of the distribution agreements and return of the shares, along with damages. At the time of the suit the Company's current CEO was neither a shareholder of "GAI", nor did he have a financial interest in GAI. This lawsuit was subsequently settled. The initial settlement required that EPAR rescind the distribution agreements and return 2,187,500 unrestricted shares to GAI, and issue 2,187,500 warrants exercisable at $0.50 to the GAI investors. The settlement was amended whereas the Company is to issue 1,312,500 unrestricted shares and 1,750,000 restricted shares to rescind the distribution agreement and these were recorded at the original value ascribed to the distribution rights, an increase of $437,500 in common stock and additional paid in capital. The Company also agreed to issue 1,093,500 restricted shares, valued at one-half of the market price of the Company's common stock on December 31, 1998, or $.3625 per share, totaling $396,485 consistent with the value of restricted stock agreed to by the parties for the rescission, which was charged to settlement expense during the year end December 31, 1998.

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



                                       EUROPEAN AMERICAN RESOURCES, INC.
                                       FORMERLY MERLIN MINING CO.




Dated: August 23, 1999     By: /s/ Martin Sportschuetz
                                   Martin Sportschuetz, CEO