Form 10QSB
period 1999-09-30
EUROPEAN AMERICAN RESOURCES INC
filed 1999-11-26
CIK 789949

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended September 30, 1999Commission File No.33-2392-D


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

     Yes:   X            No:


The number of shares outstanding of each of the registrant's classes of common
stock as of September 30, 1999 is            shares all of one class of $.0001
par value common stock.

        EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES
                  (AN EXPLORATION STAGE COMPANY)



                              INDEX

                                                            PAGE

PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheet - September 30, 1999     1

          Consolidated Statements of Operations - Three
            And Nine Months Ended September 30, 1999          2

          Consolidated Statement of Cash Flows - Nine
            Months Ended September 30, 1999                   4

          Notes to Financial Statements                      5-7

          Management's Discussion and Analysis of financial
            conditions and results of operations             8-9


PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                         10

          Item 2.   Changes in Securities                     10

          Item 3.   Defaults Upon Senior Securities           10

          Item 4.   Submission of Matters to a Vote of
                      Security Holders                        10

          Item 5.   Other Information                         10

          Item 6.   Exhibits on Reports on Form 8-K           10

Signature Page                                                11

        EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES
                  (AN EXPLORATION STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 1999



      Assets

Current Assets
  Cash and cash equivalents                                    $   27,909
  Prepaid rent on mining claims                                    70,400
  Note receivable from affiliate                                   13,439

      Total Current Assets                                        111,748

Resource properties                                             2,852,111

Property and equipment, net of accumulated
 depreciation of $2,934                                             9,586

Other Assets
 Investments, net of valuation reserve of $964,459                321,333
 Deferred offering costs                                           62,500
 Other assets                                                      52,164

      Total Other Assets                                          435,997

      Total Assets                                              3,409,442


      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                           187,803
  Notes to related parties                                        280,500

      Total Current Liabilities                                   468,303

Stockholder's Equity
  Preferred stock; $.0001 par value, 25,000,000
    shares authorized, no shares issued or
    outstanding                                                         -
  Common stock; $.0001 par value, 250,000,000
    shares authorized, 16,260,158 shares issued
    and outstanding                                                 1,626
Additional paid in capital                                     10,827,087
Deficit accumulated during the exploration stage               (7,887,574)

      Total Stockholder's Equity                                2,941,139

      Total Liabilities and Stockholder's Equity               $3,409,442

        EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES
                  (AN EXPLORATION STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    For the Nine Months Ended
                                                           September 30,
                                                        1999          1998

Revenue

  Sales                                            $         -$         -

Operating Expenses
 Operating costs                                        58,933     61,658
 General and administrative                            200,464    451,136
 Depreciation                                            4,800      7,500
 Stock based compensation                                    -    310,275

      Total Operating Expenses                         264,197    830,569

Other Income (Expense)
 Interest Income                                           269     18,686
 Interest Expense                                      (15,874)    (3,073)
 Loss on Disposal of Equipment                          (2,583)         -

      Total Other Income (Expense)                     (18,188)    15,613

Loss before income taxes                              (282,385)  (814,956)

Income tax expense                                           -          -

      Net Loss                                     $  (282,385)$ (814,956)




Average Common Shares Outstanding                   16,228,380 11,611,076

Basic Loss Per Share                               $    (.0174) $  (.0700)

        EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES
                  (AN EXPLORATION STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   For the Three Months Ended
                                                           September 30,
                                                        1999          1998

Revenue

  Sales                                            $         -$         -

Operating Expenses
 Operating costs                                        19,533     22,508
 General and administrative                             55,329    174,579
 Depreciation                                              400      2,500
 Stock based compensation                                    -    265,650

      Total Operating Expenses                          75,262    465,237

Other Income (Expense)
 Interest Income                                             2      3,781
 Interest (Expense)                                    (11,326)         -
 Loss on Disposal of Equipment                          (2,583)         -

      Total Other Income (Expense)                     (13,907)     3,781

Loss before income taxes                               (89,169)  (461,456)

Income tax expense                                           -          -

      Net Loss                                     $   (89,169) $(461,456)


Average Common Shares Outstanding                   16,260,158 12,128,130

Basic Loss Per Share                               $    (.0055)     $    (.038)

        EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES
                  (AN EXPLORATION STAGE COMPANY)
               CONSOLIDATED STATEMENT OF CASH FLOWS



                                                             For The
                                                        Nine Months Ended
                                                           September 30,
                                                        1999          1998

Cash Flows Operating Activities
 Net Loss                                           $ (282,385)     $ (814,956)
  Adjustments to reconcile net loss to net cash
    (used) by operating activities:
    Issuance of common stock charged to expense              -         310,275
    Depreciation                                         4,800           7,500
    Loss on disposal of equipment                        2,583               -
    Changes in assets and liabilities:
      (Increase) in prepaid rent                       (17,867)        (15,842)
      (Increase) in accrued interest receivable              -          (1,455)
      (Increase) in other assets                        (7,356)        (26,166)
      Increase (decrease)in accounts payable
       and accrued expenses                             45,381        (153,732)

      Net Cash Used By Operating Activities           (254,844)       (694,376)

Cash Flows From Investing Activities
 Proceeds for fixed assets                                 834              -
 Cash outlays for additions to resource properties      (5,000)       (352,711)
 Additions to property & equipment                           -         (12,520)
 Increase in other receivables                               -         (60,000)

     Net Cash (Used In) Investing Activities            (4,166)       (425,231)

Cash Flows From Financing Activities
 Advances (repayments to) from related parties         265,500        (134,093)
 Proceeds from stock subscription                            -         700,000
 Advances to officer                                         -          (8,000)

      Net Cash Provided By Financing Activities        265,500         557,907

Net (Decrease)Increase in Cash and Cash Equivalents      6,490        (561,700)

Cash and Cash Equivalents at Beginning of Period        21,419         646,306

Cash and Cash Equivalents at End of Period           $  27,909       $  84,606

A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For the year ending December 31, 1997, and all periods presented thereafter, the Company adopted FASB 128 to compute earnings per share. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on form 10-KSB for the year ended December 31, 1998.

      Schedule of Non Cash Investing and Financing Activities:
                                     For the nine months ended September 30,
                                               1999            1998
      Common stock issued for
       Additions to resource properties      $ 44,000         $489,040

      Cancellation of accounts payable
       in exchange for fixed assets          $ 13,266

B.   RESOURCE PROPERTIES

     The Company has incurred material amounts for direct exploratory activity costs since acquisition of the right to these mining properties. In accounting for these costs the Company selected an accounting policy which capitalizes exploratory costs rather than expensing them as incurred. Amortization of these costs is to be calculated by the units of production method based upon proven or probable reserves. Costs incurred on properties later determined to be unproductive are expensed by the Company as that determination is made. As of September 30, 1999, the Company has recorded $2,852,111 in resource properties. If these remaining costs had been expensed rather than capitalized, the accumulated deficit at September 30, 1999 would have been $10,739,685 rather than $7,887,574.

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

C.   RELATED PARTY TRANSACTIONS

     Amounts due to related party at September 30, 1999 totaled $280,500 and bear interest at rates from 12% to prime plus 2.5%. Interest expense on these loans was $8,864 for the nine months ended September 30, 1999.

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

RESULTS OF OPERATIONS AND CURRENT METHOD OF OPERATION

Nine Months Ended September 30, 1999

The Company's results of operations for the nine months ended September 30, 1999 consisted of a loss of $282,385 as compared to September 30, 1998 which consisted of a loss of $814,956.

On October 9, 1999 the Company executed an "Expression of Interest" to enter in a definitive earn-in-exploration and joint venture agreement with Homestake Mining Company of California ("Homestake") regarding certain patented and unpatented mining claims and millsites, which represent approximately 90% of the value attributed to the Company's resource properties as of September 30, 1999 located on Prospect Mountain in Eureka County Nevada.

Generally the terms outlined provide for Homestake to commit to at least $2,000,000 of exploration expenditures for an undivided 51% interest in the properties with the exclusive option to acquire up to a 70% interest in the joint venture extraction of the properties. The parties have 90 days from October 9, 1999 to complete the final contract, and management does not anticipate any difficulty in completing the agreement.

The Company has also negotiated the general terms of offering up to $8,000,000 worth of its Company stock with the assistance of an underwriter, the price per share to be determined at the time of the offering which, should the Company not enter into an agreement with a co-venturer, which was originally expected to occur in the third or forth quarter of 1999, and will be rescheduled after the above contract is finalized.

Liquidity and Working Capital

The Company's working capital remained a deficit during the quarter ended September 30, 1999. At September 30, 1999 the Company had a working capital deficit of $356,555 as compared to a working capital deficit of $83,296 at December 31, 1998.

To supplement working capital the Company has obtained a $500,000 revolving credit line, secured by the Company's resource properties, from an affiliate with interest at prime plus 2.5% and no specific repayment terms, of which the Company has borrowed $68,500 under this agreement. Additionally, a different shareholder has agreed to lend the Company up to $1,000,000 at 12%, secured by the Company's resource properties. As of September 30, 1999 the Company has borrowed $200,000 under this agreement.

Also, during the nine months ended September 30, 1999 the Company invested $44,000 in value of its common stock and $5,000 in cash outlays for a total increase of $49,000 in resource properties as compared to $489,040 of stock and $352,711 of cash outlays during the same period last year.

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



                   PART II - OTHER INFORMATION



Item 1.   Legal Proceedings

          In August 1998, a lawsuit was commenced against the Company by German American Investments Limited ("GAI"). GAI was the assignor of the above distribution rights granted by the Company to eight of its shareholders in 1997, including its current CEO, Martin Sportschuetz. The suit alleged that EPAR's former president, Michael Ogilvie had fraudulently induced the shareholders to enter into the distribution agreements and sought rescission of the distribution agreements and return of the shares, along with damages. At the time of the suit the Company's current CEO was neither a shareholder of "GAI", nor did he have a financial interest in GAI. This lawsuit was subsequently settled subject to the issuance of shares. The initial settlement required that EPAR rescind the distribution agreements and return 2,187,500 unrestricted shares to GAI, and issue 2,187,500 warrants exercisable at $0.50 to the GAI investors. The settlement was amended whereas the Company is to issue 1,312,500 unrestricted shares and 1,750,000 restricted shares to rescind the distribution agreement and these were recorded at the original value ascribed to the distribution rights, an increase of $437,500 in common stock and additional paid in capital. The Company also agreed to issue 1,093,500 restricted shares, valued at one-half of the market price of the Company's common stock on December 31, 1998, or $.3625 per share, totaling $396,485 consistent with the value of restricted stock agreed to by the parties for the rescission, which was charged to settlement expense during the year end December 31, 1998. The shares have yet to be issued as of this filing.

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



                                       EUROPEAN AMERICAN RESOURCES, INC.
                                       FORMERLY MERLIN MINING CO.




Dated: November 22, 1999   By: /s/ Martin Sportschuetz
                                   Martin Sportschuetz, CEO

                        FINANCIAL SUMMARY

-----END PRIVACY-ENHANCED MESSAGE-----