Form 10KSB
period 1999-12-31
EUROPEAN AMERICAN RESOURCES INC
filed 2000-04-18
CIK 789949

`                          FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from 1/1/99 to 12/31/99
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KB or any amendment to it. [X]

As of December 31, 1999, the Issuer had outstanding 16,314,908 shares of its common stock, as adjusted, par value $0.0001 per share. As of December 31, 1999, 9,113,813 shares were held by non affiliates with an aggregate market value of $7,382,188.

                             PART I

Item 1. Business.

         General Development of Business

         The Company was incorporated in the State of Delaware on July 6, 1987. We are a Junior Mining Company. Since inception, the Company, which considersitself a Junior Mining Company, has acquired various mining rights and has held up to as many as approximately 6,700 patented, unpatented lode, mill sites andplacer claims on certain properties located throughout the State of Nevada.Presently the Company controls 830 of such claims, approximately 192 of which were subject to an appeal with the IBLA for the "overstaking" by the same mining company in which the Company has entered into an "Earn-In," exploration joint venture agreement, Homestake Mining Company. The joint venture agreement included provisions whereby we agreed to drop our appeal and we have agreed to forego the 192 claims in the Spring Valley region. The Company has recorded a reduction to resource properties of $116,736 in 1999, to reflect the removal of these claims. (See Table under this Section). Certain of these rights were acquired by agreements to pay an aggregate total royalty based upon various percentages of the net profits delivered from the properties computed by a predefined formula. Since acquisition of these properties, the Company has not commenced any extractive mining operations.

         Our current inventory of claims we now control, subject to the IBLA appeal discussed above, 768 unpatented and 62 patented claims and mill sites (see Table under this Section); primarily concentrating these efforts on the 62 patented claims and mill sites and 47 unpatented claims in the Prospect Mountain region, which in May of 1998 the Company renegotiated and closed title to these claims.
The Company's claim sites in this region are within approximately one mile of the Archimedes (Ruby Hill) open pit, an actively producing gold mining operation, which is owned by Homestake Mining Company. On February 18th the Company agreed with Homestake to a joint venture agreement whereby Homestake has committed to invest a minimum of $2,000,000 to maintain, explore or develop the area of interest which includes 56 of our 62 patented claims and 47 of our unpatented claims as well as approximately 30 claims they control. In addition to the excitement over the quantities of resources exhibited at Archimedes Open Pit, the extraction costs are some of the lowest reported in the industry ($104 per ounce in 1999). Although this provides no assurance in itself that the joint venture claims in this region can provide similar results, management considers this to be our best action to exploit its claims in this region. It should be noted that these claims are subject to a net smelter agreement with the former sellers (see Commitments under this Section and in the financial statements; see Item 13).

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


 .                               2
Possessory title to an unpatented claim, when validly initiated, endures unless lost through abandonment due to failure to perform and file proof of required annual assessment work, through failure to timely record conveyances, or through a forfeiture which results from an adverse location made while the prior location is in default with respect to the performance of annual assessment work. Because many of these factors involve findings of fact, title validitycannot be determined solely from an examination of the record.
The continuing validity of these claims is subject to many contingencies, including the availability of land for location at the time the location was made, the making of valid mineral discoveries within the boundary of each claim compliance with all regulations, both state and federal, for locating claims, the performance of annual assessment work of $100 per year per claim, and the making of required annual and other filings with the Bureau of Land Management
(BLM) and the county in which the claims are located. Failure to perform annual assessment work and failure to make required filings subjects the claimant to forfeiture of rights through valued subsequent locations by others or through cancellation by the government agency involved.

         Title to unpatented claims and other mining properties in the western United States typically involves certain other inherent risks due to the frequently ambiguous conveyancing history characteristics of such properties as well as the frequently ambiguous or imprecise language of mineral leases, agreements, and royalty obligations. The Issuer has not obtained title opinions on all of its claims, during 1998 the Company did obtain title opinions in connection with the 62 patented and 47 unpatented claim sites, acquired in May of 1998. With respect to the remaining 721 leased claims the Company has yet to obtain title opinions and has to expect an IBLA decision if the Issuer should experience a failure of title, then costs of action, acquisition, and initial investigation may be lost.

         The following chart sets forth the mining claims now retained by the
Issuer:
                              TABLE
EUROPEAN AMERICAN RESOURCES, INC. - MINING CLAIMS RETAINED AS OF
                        DECEMBER 31, 1999

                       Mining Approx.   State of Nevada             Number of
Project Name             District         County                     Claims

Bellehelen         Bellehelen      Nye                                39

Ellendale          Ellendale       Nye                                50

*Diamond Silverado
 (includes Dugout
 Canyon & Robinson
 Canyon)           Eureka          Eureka                   264 (Plus 62
                                                               Patents &
                                                             Mill Sites)
Mahogany Hills     Eureka          Eureka                             28

Klondike           Klondike        Esmeralda                          45

Ruby Hills         Ruby Hills      White Pine                         75

Siegel Canyon      Aurum           White Pine                         75

                                   TOTAL                             638


                                3
*56 patented claims and 47 unpatented claims in the Diamond Silverado Project in Eureka have been contributed to the "Earn-In," exploration joint venture.

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

    Employees

    During 1998 the Company employed directly as consultants 8 individuals. In 1999 the Company employed 2 people. Until active mining operations are commenced, the present management has made a concerted effort to keep employee compensation at a minimum.

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

    In 1999 the shareholder waived the assignment and the additional 50,000 shares were returned to the treasury.

    During 1997, the Company entered into net smelting agreements for up to $7,000,000 with former shareholders in exchange for the retirement of 2,187,500 shares. In August 1998, a lawsuit was commenced against the Company by German American Investments Limited ("GAI"). GAI was the assignor of the above distribution rights granted by the Company to eight of its shareholders in 1997, including its current CEO, Martin Sportschuetz. The suit alleged that EPAR's former president, Michael Ogilvie had fraudulently induced the shareholders to enter into the distribution agreements and sought rescission of the distribution agreements and return of the shares, along with damages. At the time of the suit the Company's current CEO was neither a shareholder of "GAI", nor did he have a financial interest in GAI. This lawsuit was subsequently settled. The settlement
                                4
was amended whereas the Company is to issue 1,312,500 unrestricted shares and 1,750,000 restricted shares to rescind the distribution agreement and these were recorded at the original value ascribed to the distribution rights, an increase of $437,500 in common stock and additional paid in capital in 1998. The Company also agreed to issue 1,093,500 restricted shares, valued at one-half of the market price of the Company's common stock on December 31, 1998, or $.3625 per share, totaling $396,485, consistent with the value of restricted stock agreed to by the parties for the recision, which was charged to settlement expense in 1998.

    In December, 1998, a subcontractor filed a lawsuit in Utah state court against the Company seeking $60,000 for the breach of an alleged oral employment agreement. The Company continues to defend the case vigorously. No amounts were recorded in the financial statement.

Item 4.  Submission of Matters to a Vote of Security Holders.

    None.











































                                5
                             PART II



Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

    (a) Market Information. The Company's Common Stock is traded in the over-the-counter market with the trading symbol "EPAR".

    The following table sets forth the high and low bid quotations for each quarter for the two-year period through December 31, 1999, based upon information received from the National Quotation Bureau. Such quotations reflect inter-dealer prices, and do not include retail mark-up, mark-down or commission. They may not represent actual transactions.

1999     First Quarter                    $0.63          $2.00
         Second Quarter                   $0.66          $1.63
         Third Quarter                    $0.69          $1.03
         Fourth Quarter                   $0.73          $1.43

1998     First Quarter                    $1.72          $0.84
         Second Quarter                   $1.66          $1.00
         Third Quarter                    $1.40          $0.78
         Fourth Quarter                   $1.22          $0.56

    (b) Shareholders. As of December 31, 1999 the Company had 16,315,158 shares of common stock outstanding, held by individual shareholders and brokerage firms and/or clearing houses, holding the Company's common shares in street names for their clients. The Company believes that there are approximately 952 beneficial owners of its common stock.

    (c) Dividends. The Company has not paid or declared any dividends upon its Common Stock since its inception and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results and Plan of Operations

    The following is management's discussion and analysis of certain significant factors which have affected the Company' financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of the Company's current management.

                     RESULTS OF OPERATIONS

Twelve Months Ended December 31, 1999 vs. December 31, 1998

    The Company recorded a net loss of $849,812 for the year ended December 31, 1999 as compared to a loss of $1,167,790 for the year ended December 31, 1998. This represents a loss per common share of $.05 for 1999 vs. $.10 for 1998. The primary fluctuations were the decreases in stock based compensation from $310,275 in '98 to $112,350 in '99 and total other expenses from $193,481 in '98 to $31,839 in '99. Included in operating costs for 1999 were $116,736 of reductions in resource property costs previously capitalized which were charged to operations as a result of the Company agreeing to forego 192 claims in the Spring Valley region of Eureka in connection with the joint venture agreement.



                                6
    The Company spent most of 1999 negotiating the "Earn-In", exploration joint venture agreement, executed in February, 2000 with Homestake Mining Company.
The Company maintained its patented and unpatented claims with the BLM while it negotiated to attract the joint venture partner for all of its mining operations On May 8, 1998, the Company entered into a significant commitment in connection with its acquisition of 62 patented and 47 unpatented claims in the Prospect Mountain region. The Company's geological efforts focused on these claims due to the success of it 1997 drilling program and Homestake's Archimedes (Ruby Hill) pit (operation), which is within approximately one mile from these claims of the Company. The Company is as excited about its proximity to the Ruby Hill Pit as it is with the extractive costs cited by Homestake in the region.

Plan of Operations

    In October of 1999, the Company entered into the letter of intent/understanding with Homestake Mining Company, which led to the terms for the exploration, earn-in joint venture agreement. As of February 18, 2000, the earn-in and joint venture agreements with Homestake Mining for an area of interest, which contains 103 of EPAR's Prospect Mountain claims were finalized. Homestake also agreed to contribute approximately 30 claims in the area of interest. The joint venture plans to obtain mining rights for additional claims within the area of interest from third parties. Homestake is the manager of the joint venture and has committed to expend a $300,000 minimum on exploratory and development costs in the first round of the agreement by the end of 2000. In total, Homestake has committed to spend a minimum of $2,000,000 by the end of 2002 and in turn will be vested with 51% in the joint venture. Upon the completion of a feasibility study with the recommendation to enter mining, Homestake will become then 70% vested.

Liquidity and Capital Resources

    At December 31, 1999 the Company had a working capital deficit of $686,764.

    As a result of anticipated capital expenditures and operating losses, we may raise additional capital through the issuance of common stock to sophisticated investors in a transaction exempt from registration pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. As a result of existing credit facilities and potential private offerings, we anticipate having sufficient working capital through the end of fiscal year ending 2000 and beyond. We believe the co-venture with Homestake gives this project the substantial backing needed to exploit the Company's claims.

Forward looking and other statement

    We have made statements in this document that are forward-looking statements that involve substantial risks and uncertainties. You can identify these statements y forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our fiscal condition; or (3) state other "forward looking" information.

    We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or which we do not fully control. Important factors that could cause actual results to differ materially from these expressed ;or implied by our forward-looking statements, include, but are not limited to those risks, uncertainties and other factors discussed in this document.
                                7
    For further information visit the Company's website at "EPAR-GOLD.COM" or "EPAR.COM" and we can also be contacted at our E-mail address;
 "EPAR@INTNET.NET".

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

         See Item 13.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.
                            PART III

Item 9.  Directors and Executive Officers of Registrant.

    (a) Directors and Officers. The following schedule sets forth the name of each director and officer of the Company and the nature of all positions, and offices with the Company presently held by them. Each director and officer, has been elected as of the shareholders's meeting in Clearwater, Florida on July 29, 1999.

    The executive officers and directors of the Company are as follows:

Name                           Position Held

Martin Sportschuetz            President & CEO
Dale M. Hendrick, P.Eng.       Chairman & Technical Director
Carl Leaman                    Director
John Sgarlat                   Director
Evangelos Kechayans            Director

    Dale M. Hendrick, P. Eng., is a geologist, born in Ottawa, Ontario, educated in Ottawa University and Queen's University, and is now the President of Dale M. Hendrick and Associates. He has 41 years of experience in exploration and mining having worked as a Mine Geologist at Rio Algom Mines (Milliken) at Elliot Lake and Quemont Mines Ltd. At Noranda, P.Q. He joined Herr Addison in 1964 and was Chief Geologist, Exploration from 1973 to 1988. Since 1989 through Dale M. Hendrick and Associates, he has demonstrated an excellent and strong track record as a corporate technical and financial advisor to growth oriented junior resource companies on a global basis. On February 7, 2000 Mr. Hendrick resigned after accepting a new position with Gammon Lake Resources, Inc.
    Martin Sportschuetz has held several executive positions in Germany, including the Export Director of Reisser GMBH (LTD.), a company with a large concentration of sales in the Middle East and Central Africa. He was the Managing Director of GVA MBH (LTD.), a Financial Consulting Concern. He is also the Managing Director of GVA IMMOBILIEN GMBH (LTD.). He had a tour of military service in Munich. He has also studied law and economics in Tuebingen, Germany.

    Carl Leaman is the president and founder of Paradise Construction Inc. He is a resident of Georgia. He attended Lancaster Architectural School where he studied drafting and design. He also studied business administration at Kennesaw College. He also worked as a hydraulic engineer for Morgan Corporation


                                8
    John Sgarlat is a graduate of Villanova University, Magnum Cum Laude, with a Bachelor of Arts in Philosophy. He also attended a three year graduate program at the University of Pennsylvania/Wharton School of Finance. Mr. Sgarlat is presently the president of e-Content Inc., a producer of childrens' television programs and educational marketing programs for public broadcasting stations. He also worked as a registered representative with Hornblower and Wheels. In 1974, he became Director of Marketing for Elkins and Company, a New York Stock Exchange firm. Two years later he became a partner of the firm and headed several departments. In 1985, Mr. Sgarlat helped restructure a failing company with a new name, National Media Corporation. He is the founder and chairman of the company where he served as the president and chief executive officer. Mr. Sgarlat has extensive experience in investment banking and the media industries.

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

Item 10. Executive Compensation.

    The following table sets forth the renumeration paid or accrued by the Company during the fiscal year ending December 31, 1999, to each of its Chief Executive Officer, its officers and directors, and to all officers and directors as a group.
                                                             Securities of
                                             Salaries           Property
                                           Management Fees      Insurance
Name of Individual                         Directors' Fees    Benefits or
or Number of Persons       Capacities in   Commission and     Repayment of
in Group                   Which Served       Bonuses       Personal Benefits

Martin Sportschuetz   Director/CEO/           $ 85,000     105,000 shares
                      President/Officer

Dale M. Hendrick      Director/Chairman              -

Carl Leaman           Director

John Sgarlat          Director                       -     -

Evangelos Kechayans   Director                       -     -

Officers and Directors
as a group            -                       $ 85,000     105,000 shares

                                                           $ 5,000 Health
                                                                   Benefits











                                9
Item 11. Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth the number of Common Shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Director of the Company and by each person owning five percent or more of the Company's outstanding shares, as of December 31, 1999.

                                 Amount and
                                 Nature of
                                 Beneficial                   Percentage of
Name and Address                 Ownership                     Class Owned


Martin Sportschuetz               610,000   President & CEO        3.74%
Florida Resident

Dale M. Hendrick, P. Eng.         400,000   Chairman &             2.45%
Canadian Resident                            Technical Director

Carl Leaman (1)                   111,400   Director                .68%
Georgia Resident

John Sgarlat                            0   Director                -0-
Florida Resident

Evangelos Kechayans                     0   Director                -0-
Athens, Greece

George Whitney (2)              1,370,000   Shareholder            8.40%
Florida Resident

Total                           2,091,400                         12.82%


(1)      Includes 90,000 shares held by First Leaman Family Trust

(2)      Includes 670,000 held by Hi Point Corp., a company owned 100% by Mr.
         Whitney.

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


                                10
In 1997, the Company issued 25,000 shares to a finder, valued at $1.00 per share, with a like amount charged to additional paid in capital.

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

The Company issued 400,000 restricted shares to the chairman and director for services during the year ended December 31, 1998, valued at $.77 per share or $308,000, based upon their market value subject to Rule "144" restrictions. Of this amount $154,000 was added to resource properties and $154,000 was recorded as stock based compensation.

Effective May 1999, the Company issued 105,000 shares of common stock to the president valued at $1.08 per share or $112,350, which as included in stock based compensation expense for 1999.


























                                11
                             PART IV



Item 13. Exhibits, Financial Statement Schedules.

         (1) The following financial statements are included herein at pages F-1 through F-17 as follows:

Independent Auditors' Report - Schuhalter, Coughlin & Suozzo, LLCF-1

Balance Sheet, December 31, 1999                                           F-2

Statement of Operations, for the Two Years Ended December 31, 1999
         and From July 6, 1987 (Date of Inception) to December 31, 1999     F-3

Statements of Changes in Stockholders' Equity From Inception on
         July 6, 1987 through December 31, 1999                            F-4


Statement of Cash Flows for the Two Years Ended December 31, 1999
         and from July 6, 1987 (Date of Inception) to December 31, 1999    F-8

Notes to Consolidated Financial Statements                                F-10





































                                12

                   INDEPENDENT AUDITORS' REPORT





Board of Directors
European American Resources, Inc.
400 Cleveland Street, Suite 901
Clearwater, Florida 33755


We have audited the accompanying balance sheet of European American Resources, Inc. (an Exploration Stage Company) as of December 31, 1999 and the related statements of operations for the two years then ended, shareholders' deficit accumulated during the Exploration Stage, and for the period from July 6, 1987 (Date of Inception) through December 31, 1999 and the statements of cash flows for the two years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of European American Resources, Inc. at December 31, 1999 and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company is in the exploration stage as of December 31, 1999. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's exploration program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its exploration activities and achieving a level of sales adequate to support the Company's cost structure.


                                    /s/ Schuhalter, Coughlin & Suozzo, LLC
                                        Schuhalter, Coughlin & Suozzo, LLC


Raritan, New Jersey

April 13, 2000












                                                              F-1
               EUROPEAN AMERICAN RESOURCES, INC.
                 (AN EXPLORATION STAGE COMPANY)
                         BALANCE SHEET
                       DECEMBER 31, 1999


      Assets

Current Assets
 Cash and cash equivalents                                     $    2,228
 Prepaid rent on mining claims                                     52,533

      Total Current Assets                                         54,761

Exploration joint venture                                       2,275,753

Other resource properties                                         519,590

Property and equipment, at cost, net of accumulated
 depreciation of $4,701                                             7,819

Other Assets
 Claim receivable, net of valuation reserve of $1,018,292         267,500
 Other Assets                                                      52,164

      Total Other Assets                                          319,664

      Total Assets                                              3,177,587


     Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable and accrued expenses                            231,850
 Notes payable to related parties                                 509,675

      Total Current Liabilities                                   741,525

Commitments                                                             -

Stockholders' Equity
 Preferred stock; $.0001 par value, 25,000,000 shares
    authorized, no shares issued or outstanding                         -
 Common stock; $.0001 par value, 250,000,000 shares
    authorized, 16,314,908 shares issued                            1,632
    and outstanding
 Additional paid in capital                                    10,889,431
 Deficit accumulated during the exploration stage              (8,455,001)

      Total Stockholders' Equity                                2,436,062

      Total Liabilities and Stockholders' Equity               $3,177,587











The accompanying notes are an integral part of these financial statements.
                                                              F-2

               EUROPEAN AMERICAN RESOURCES, INC.
                 (AN EXPLORATION STAGE COMPANY)
                    STATEMENTS OF OPERATIONS

                                                                From
                                                                July 6,
                                                                  1987
                                                               (Date of
                                       For the Years Ended     Inception) to
                                            December 31,       December 31,
                                        1998           1999        1999
Revenues

  Sales                                 $        -  $        - $   29,028

Operating Expenses
 Operating costs                            78,800     193,536  3,862,720
 General and administration                576,433     505,520  2,557,527
 Depreciation and amortization               8,801       6,567    324,027
 Stock based compensation                  310,275     112,350  1,262,625
 Royalty Expense                                 -           -     43,960

   Total Operating Expenses                974,309     817,973  8,050,859

Loss from operations                      (974,309)   (817,973)(8,021,831)


Other Income (Expense)
 Interest income                            20,862           -    316,963
 Interest expense                           (7,192)    (25,423)  (138,523)
 Settlement (expense) income               (46,484)     50,000      3,516
 Loss on the sale of assets                      -      (2,583)   (14,755)
 Earnings on managed foreign investment          -           -    190,569
 Net realized losses on marketable
   securities                                    -           -   (256,668)
 Gain on cancellation of long term
   debt-related party                            -           -    500,000
 Loss on write off related party
   receivable                                    -           -    (15,980)
 Reserve for claim on foreign
   investment                             (160,667)    (53,833)(1,018,292)

    Total Other Income (Expense)          (193,481)    (31,839)  (433,170)

Loss before income taxes                (1,167,790)   (849,812)(8,455,001)

Income tax expense                               -           -          -

Net Loss                               $(1,167,790) $ (849,812)$(8,455,001)

Basic Loss Per Common Share            $      (.10) $     (.05)

Average Common Shares Outstanding       11,851,389  16,297,295








The accompanying notes are an integral part of these financial statements.
                                                              F-3
               EUROPEAN AMERICAN RESOURCES, INC.
                 (AN EXPLORATION STAGE COMPANY)
               STATEMENT OF STOCKHOLDERS' EQUITY
    FROM INCEPTION ON JULY 6, 1987 THROUGH DECEMBER 31, 1999

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




The accompanying notes are an integral part of these financial statements.
                                                              F-4
               EUROPEAN AMERICAN RESOURCES, INC.
                 (AN EXPLORATION STAGE COMPANY)
               STATEMENT OF STOCKHOLDERS' EQUITY
    FROM INCEPTION ON JULY 6, 1987 THROUGH DECEMBER 31, 1999

                                                                  Deficit
                                                                Accumulated
                                                    Additional   During the
                                  Common Stock       Paid In     Exploration
                               Shares    Amount     Capital        Stage

Balance, January 1, 1990    2,733,365   $   273  $ 4,573,066     $  (834,190)

Net loss for the year ended
 December 31, 1990                  -         -           -       (1,620,689)

Balance, December 31, 1990   2,733,365      273   4,573,066       (2,454,879)

Net loss for the year ended
 December 31, 1991                  -         -           -          (477,967)

Balance, December 31, 1991   2,733,365       273   4,573,066       (2,932,846)

Shares sold by private
 placement for cash at
 $.2714 per share during
 September, 1992             7,000,000       700   1,899,300                -

Net loss for the year ended
 December 31, 1992                   -         -           -         (694,935)

Balance, December 31, 1992   9,733,365       973   6,472,366       (3,627,781)

Net loss for the year ended
 December 31, 1993                  -          -           -         (730,281)

Balance, December 31, 1993   9,733,365       973   6,472,366       (4,358,062)

Net loss for the year ended
 December 31, 1994                   -         -           -         (332,383)

Balance, December 31, 1994   9,733,365        973   6,472,366      (4,690,445)

Net loss for the year ended
 December 31, 1995                   -          -           -        (249,838)

Balance, December 31, 1995   9,733,365        973   6,472,366      (4,940,283)
 net loss for the year ended
 December 31, 1996                   -          -           -        (116,786)

Balance, December 31, 1996   9,733,365    $   973 $ 6,472,366      $ 5,057,069












The accompanying notes are an integral part of these financial statements.
                                                              F-5
               EUROPEAN AMERICAN RESOURCES, INC.
                 (AN EXPLORATION STAGE COMPANY)
               STATEMENT OF STOCKHOLDERS' EQUITY
    FROM INCEPTION ON JULY 6, 1987 THROUGH DECEMBER 31, 1999

                                                                  Deficit
                                                                Accumulated
                                                    Additional   During the
                                  Common Stock       Paid In     Exploration
                                Shares    Amount     Capital        Stage

Balance, January 1, 1997     9,733,365    $ 973    $ 6,472,366    $(5,057,069)

Retirement of shares for
 distribution rights        (2,187,500)    (219)      (437,281)             -

Shares sold for $1.00 per
 share in private place-
 ments during the year,
 net of $109,925 offering
 costs                        2,075,000     208      1,964,867               -

Shares issued for services
 in connection with the
 employment agreement of
 the former president
 valued at $1.00                400,000      40        399,960                -

Shares issued for
 cancellation of debt to
 related party, valued at
 $.70 per share                 357,143      36        249,963                -

Shares issued for exploration,
 market making services and
 reactivation services
 rendered through December
 31, 1997, valued at, $1.16,
 $1.00 and $.70 per share    1,025,000      102        814,898                 -

Net loss for the year
 ended December 31, 1997             -        -             -      (1,380,330)

Balance, December 31, 1997   11,403,008    1,140  $ 9,464,773    $ (6,437,399)



















The accompanying notes are an integral part of these financial statements.
                                                              F-6
               EUROPEAN AMERICAN RESOURCES, INC.
                 (AN EXPLORATION STAGE COMPANY)
               STATEMENT OF STOCKHOLDERS' EQUITY
    FROM INCEPTION ON JULY 6, 1987 THROUGH DECEMBER 31, 1999

                                                                  Deficit
                                                                Accumulated
                                                    Additional   During the
                                  Common Stock       Paid In     Exploration
                                Shares    Amount     Capital        Stage

Balance, January 1, 1998    11,403,008  $ 1,140    $ 9,464,773  $ (6,437,399)

Shares issued for services
 and additions to resource
 properties at $1.21,  $.85
 and $.77                      995,900      100        834,715               -

Shares issued to retire
 distribution rights and
 settlement                  4,156,250      416        833,569                 -

Retirement of shares in
 connection with termination
 of employment agreement with
 the former president         (350,000)     (35)      (349,965)                -

Net loss for the year ended
 December 31, 1998                   -         -            -      (1,167,790)

Balance, December 31, 1998  16,205,158     1,621    10,783,092     (7,605,189)

Shares issued for services
 and additions to resource
 properties at $1.08 and
 $80                           160,000        16       156,334              -

Retirement of shares in
 connection with termination
 of employment agreement
 with the former president     (49,750)       (5)      (49,995)              -

Net loss for the year ended
  December 31, 1999                  -          -             -      (849,812)

Balance, December 31, 1999  16,314,908    $ 1,632   $10,889,431    $(8,455,001)

















The accompanying notes are an integral part of these financial statements.
                                                              F-7
               EUROPEAN AMERICAN RESOURCES, INC.
                    STATEMENTS OF CASH FLOWS
                 (AN EXPLORATION STAGE COMPANY)
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                 From
                                                                 July 6,
                                                                  1987
                                                               (Date of
                                       For the Years Ended     Inception) to
                                            December 31,       December 31,
                                        1998           1999        1999

Cash Flows Operating Activities

  Net Loss                             $(1,167,790) $ (849,812)   $(8,455,001)

Adjustments to reconcile net loss
 to net cash provided (used) by
 operating activities:
 Depreciation and amortization               8,801       6,567    324,027
 Reserve for claim compensation and
  settlement                               160,667      53,833  1,018,292
 Issuance of common stock charged
  to expense                               356,759     112,350  1,409,109
 Adjustments to resource properties
  charged to operations                          -     116,736  1,741,046
 Loss on the sale of fixed assets                -       2,573     14,755
 Earnings on managed foreign
  investment                                     -           -   (190,569)
 Losses on marketable securities                 -           -    156,668
 Gain on cancellation of long term
  debt - related party                           -           -   (500,000)
 Loss on write off - related party
  receivable                                     -           -     15,980

 Changes in assets and liabilities:
   (Increase) decrease in prepaid
     rent                                    2,667           -    (52,533)
   (Decrease) increase in accounts
      payable and accrued expenses        (207,714)     76,163    231,850
    (Increase) in other assets             (11,955)     (7,356)   (52,164)
    (Increase) in deferred offering
      costs                                (62,500)     62,500          -
    (Increase) in interest receivable
      - affiliate                           (3,439)      1,821     (1,618)
      Total Adjustments                    243,286     425,187  4,114,843

Net Cash Used by Operating Activities     (924,504)   (424,625)  (4,340,158)












The accompanying notes are an integral part of these financial statements.
                                                              F-8
               EUROPEAN AMERICAN RESOURCES, INC.
             STATEMENTS OF CASH FLOWS - (CONTINUED)
                 (AN EXPLORATION STAGE COMPANY)
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                From
                                                                July 6,
                                                                  1987
                                                               (Date of
                                       For the Years Ended     Inception) to
                                            December 31,       December 31,
                                        1998           1999        1999

Cash Flows From (Used In) Investing
  Activities
 Investment in foreign managed funds             -           - (2,250,000)
 Foreign investment withdrawals                  -           -    964,208
 Investment in marketable securities             -           -   (256,668)
 Proceeds from sale of assets                    -      14,100    188,251
 Advance to affiliate                      (60,000)          -    (75,980)
 Repayment from affiliate                   50,000           -     50,000
 Resource properties                      (258,770)   (103,341) (3,720,372)
 Purchase of fixed assets                  (12,520)          -   (359,980)
      Net Cash Provided (Used In)
        Investing Activities              (281,290)  (117,441)   (5,460,541)


Cash Flows from Financing Activities
 Proceeds from issuance of common
   stock, net of offering costs of
   $622,309 from inception                 700,000           -  8,543,252
 Proceeds from issuance of notes
  payable to related parties                15,000           -    399,093
 (Repayment) proceeds of notes
   payable - related party                (134,093)    494,675    360,582
 Proceeds from long term debt -
  related parties                                -           -    500,000
      Net Cash Provided By Financing
        Activities                         580,907     494,675  9,802,927

Net Increase in Cash and Cash
  Equivalents                             (624,887)    (19,191)      2,228
Cash and Cash Equivalents at Beginning
  of Period                                646,306      21,419          -
Cash and Cash Equivalents at End of
  Period                                $   21,419  $    2,228 $    2,228















The accompanying notes are an integral part of these financial statements.
                                                              F-9
               EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION (AN EXPLORATION STAGE
         COMPANY)

     The Company was incorporated in the state of Delaware on July 6, 1987. Since inception, the Company acquired mining rights to mine precious metals for as many as approximately 6,700 claims; as of December 31, 1999 the Company is the holder of approximately 830 patented, unpatented lode, mill sites and placer claims on certain properties located throughout the state of Nevada. The Company is a Junior Mining Company. Since the acquisition of these properties, the Company has not commenced planned principal operations and accordingly has been considered an exploratory stage company as defined in SFAS No. 7, "Accounting and Reporting for Development Stage Companies", and it is in the exploration state as defined in the SEC Guide 7. These financial statements present the Company as an exploration stage company.

     The Company has incurred over $4,400,000 in expenditures on resource properties since inception which, after adjusting for claims the Company no longer controlled and geological determinations, were adjusted downward by $1,624,310 through December 31, 1995. During 1999 the Company further adjusted other resource properties downward by $116,736 to reflect 192 claims the Company agreed to forego with its joint venture partner discussed in Note 10. The amounts capitalized as resource properties include direct exploratory costs since the acquisition of the right to mine these properties. In accounting for these costs the Company selected an accounting policy which capitalizes exploratory costs rather than expensing them as incurred. Amortization of these costs is to be calculated by the units of production method based upon proven or probable reserves, upon the commencement of the production phase. Costs incurred on properties later determined to be unproductive are expensed by the Company as that determination is made. As of December 31, 1999, the Company has a total $2,795,343 of capitalized resource properties. If these costs had been expensed rather than capitalized, the deficit accumulated during the exploration stage at December 31, 1999 would have been $11,250,344 rather than $8,455,001.

     The Company has been in the exploration stage to determine the amount of proven and/or probable reserves of its resource properties, if any.
     During 1997, geological testing indicated that certain reserves of the Company are probable and in excess of the amounts capitalized. They are not proven as of December 31, 1999, and estimates of their potential value are not available at this time. Sufficient capital resources and credit facilities are available for the Company to maintain its mining claims and the existing cost structure for personnel and administrative offices for the near term (defined as one year). Additional capital or financing is required to complete the Company's exploration program, and its transition, ultimately, to obtaining profitable operations, is dependent on future events, the outcome of which is indeterminable.












                                                             F-10
               EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS


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

     The following items represent a schedule of non-cash investing and financing activities:

                                                         1999        1998
     Issuance of common stock for services
     relating to capitalized resource properties      $  44,000     $ 524,540

     Issuance of common stock for the
     retirement of distribution rights                $       -     $ 437,500

     Operating activities include interest paid of $10,742 and $37,672 for the years ended December 31, 1999 and 1998 respectively.

     Loss per Common Share

     The Company accounts for net loss per common share in accordance with the provisions of Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("EPS"). SFAS No. 128 reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their effect is antidilutive.

     Dividends

     The Company has not paid any dividends and any dividends which might be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Reclassification

     The financial statements presented for 1997 and from Inception on July 6, 1987 through December 31, 1999 have been reclassified to conform to the current year's presentation.







                                                             F-11
               EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS


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

     Income Taxes

     The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. Because of the uncertainty regarding the Company's future profitability, the future tax benefits of its losses have been fully reserved for. Therefore, no benefit for the net operating loss has been recorded in the accompanying consolidated financial statements.

                                                             F-12
               EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS


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

     Other Accounting Pronouncements

     The FASB has issued SFAS No. 130, Reporting Comprehensive Income effective for fiscal years beginning after December 15, 1997, which establishes standards for the reporting of comprehensive income and its components. The Company implemented SFAS No. 130 during the year ended December 31, 1998 and as such the effect was not material to its financial position or results of operations for 1998 or 1999.

NOTE 3 -CLAIM RECEIVABLE

     The Company had previously entered into a managed investment agreement with Schwabische Finanz-und Unternehmensberatung Gmbh (SFU). The investment consisted of USD $2,250,000 which was being managed by SFU and was being held in accounts at Dominick & Dominick AG. The agreement commenced on September 25, 1992 and the funds were restricted from withdrawal until October 1993. SFU had been notified of the Company's intent to withdraw the funds and had indicated the funds would be wire transferred in October 1993. SFU defaulted and did not liquidate the account as instructed. SFU sent various payments in partial liquidation totaling US $964,208 which payments were received sporadically through December 22, 1995. After 1993, the Company increased its effort to obtain the return of its investment and received confirmation from the fiduciary of SFU that the funds were still intact. Subsequently the fiduciary representation has been unsupported and the company believes it was fraudulent and no underlying funds from the original investment remain at that time under his control, and furthermore the Company believes its prospects for collection were materially damaged by the fiduciary's actions. The Company has filed a claim under German law, against the fiduciary, for "fraudulent statements" which holds German attorneys accountable for certain representations as well as requires minimum and annually adjusted amounts of liability insurance for such claims as a requirement for licensure. The Company's counsel has advised management that it is probable they will receive an amount greater than the net carrying value remaining in the financial statements. Management has also classified this claim as a long term asset and reserved an amount for both the recoverability and the costs associated with the claim. The possibility does exist that the company may not realize any amount should they not prevail in their action against the attorney. The last records obtained which showed the funds intact were in 1993 and were invested with Dominick and Dominick AG. Management has determined to charge the expense and record the corresponding reserve in the amount of approximately $804,000 to 1993, the earliest period when the Company actually received
                                                             F-13
               EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS


     detailed records and statements of its investments. This is consistent with the maturity date of October, 1993 of the original investment agreement. In 1997 the Company retained new counsel in Germany to finalize the recovery of these amounts if any, from the German fiduciary. The new counsel has advised the Company that the prospects for collection have improved due to changes in German laws. Counsel has also advised the Company to reduce the amount of its demand (an amount in excess of the remaining carrying value) to accelerate recovery. Accordingly, during the year ended December 31, 1998, the Company has further reserved an additional $160,667 against this claim. During 1999 was advised that recovery may be realized within as soon as twelve months and as long as thirty six months, and therefore further reserved $53,833 representing the time value of money at 9%.

     The Company will record as income any amounts recovered, net of expenses, above the remaining carrying value of $267,500, only in such period they were actually realized, yet record as additional expense any further reserve should the likelihood of recovery diminish.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                           December 31, 1999

      Office equipment                                        $ 12,520

      Less:  accumulated depreciation                           (4,701)

                                                              $  7,819

NOTE 5 - INCOME TAXES

     No provision for income taxes have been made for the periods presented as the Company incurred losses during those periods.

     Deferred taxes consist of the following at December 31, 1999:

          Total deferred tax assets                           $1,803,360
          Less: Valuation allowance                           (1,803,360)

          Net deferred tax assets                             $        -

     Deferred tax assets are attributable to available net operating loss carryforwards. The valuation allowance was increased by $288,876 and $221,124 during the years ended December 31, 1999 and 1998 respectively.

     The Company has net operating loss carry forwards of approximately $5,304,000 which expire in various years through the year 2012. The amount of the operating loss carry forwards may be subject to annual limitations limited by IRS regulations as a result of the sale of a majority interest.







                                                             F-14
               EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS


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








                                                             F-15

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

     The Company issued 400,000 restricted shares to the chairman and director for services during the year ended December 31, 1998, valued at $.77 per share or $308,000, based upon their market value subject to Rule "144" restrictions. Of this amount $154,000 was added to resource properties and $154,000 was recorded as stock based compensation.

     Credit Facilities Provided By Affiliates

     In December, 1998 one shareholder agreed to advance up to $40,000 with interest at 10% through April 30, 1999, or the completion of the Company's offering of common stock, whichever occurs first, and its secured by the Company's resource properties. In 1999 this note was amended to provide up to $1,000,000 at 12% indefinitely. At December 31, 1999, $300,000 of principle is outstanding on this note, plus accrued interest of $10,669.




                                                             F-16
               EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS


     In December 1998, an affiliate agreed to make a $500,000 revolving credit available to the Company with interest at prime plus 2.5% available to the Company, on an as needed basis, secured by the Company's resource properties with no specific repayment terms. At December 31, 1999 $55,766 was outstanding. Interest expense on this note was $1,205 during 1999.

     During 1999 another affiliate agreed to advance $139,180 for expenses and cash with interest at 9%. Interest expense was $4,061 under this agreement for 1999.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     In order to maintain the Company's current unpatented mineral lease claims [See Note 1], the Company must pay an annual rental fee of $100 per claim to the Bureau of Land Management. The fees have been paid through August 31, 1999. During 1997, some of these properties were "overstaked" by a third party and the Company has won a stay of decision from the finding of the Bureau of Land Management(BLM), which has caused this overstaking, pending the review of the Interior Board of Land Appeals(IBLA) relating to this claim. The Company does not expect the result of this review, regardless of outcome, to have an adverse effect on the carrying value of the resource properties. The Company did however agree to forego its rights to 192 claims in connection with its joint venture agreement discussed in Note 10, and has reduced resource properties by $116,736 during 1999.

     Royalty (Claim Rental) Commitment

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




                                                            F-17
               EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS


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

     The above advance on minimum royalties will be accelerated when the Company begins to produce extraction revenues from these properties and the net smelting returns, which are 4% in the case when the average price of gold (London quote) in each production quarter exceeds $400 per ounce and 3% in the case when the average price is less than $400 per ounce; exceeds the annual minimum. In connection with the earn-in and joint venture agreement, the Company assigned those claims to the seller with the same commitment as the royalty commitment in the form of a rental commitment.

     Other Commitments

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

     In August 1998, a lawsuit was commenced against the Company by German American Investments Limited ("GAI"). GAI was the assignor of the above distribution rights granted by the Company to eight of its shareholders in 1997, including its current CEO, Martin Sportschuetz. The settlement was finalized whereas the Company is to issue 1,312,500 unrestricted shares and 1,750,000 restricted shares to rescind the distribution agreement and these were recorded at the original value ascribed to the distribution rights, an increase of $437,500 in common stock and additional paid in capital through December 31, 1998. The Company also agreed to issue 1,093,500 restricted shares, valued at one-half of the market price of the Company's common stock on December 31, 1998, or $.3625 per share, totaling $396,485 consistent with the value of restricted stock agreed to by the parties for the recission, which was charged to settlement expense.

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

                                                             F-18
               EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS


     On April 22, 1998, the Company terminated the former president. In July 1998, EPAR filed a lawsuit against its former president. This lawsuit was subsequently settled. The settlement required Mr. Ogilvie to return 400,000 shares of the Company's common stock which he received as a result of his employment by EPAR, 50,000 of the shares were assigned to the shareholder who made a significant investment in the Company during 1997. The Company recorded settlement income of $350,000 based upon the original value ascribed to these shares. In 1999 the significant shareholder waived any rights to the assigned shares and the Company recorded $50,000 of settlement income.

     In December, 1998 a subcontractor filed a lawsuit in Utah state court against the Company seeking $60,000 for the breach of an alleged oral employment agreement. The Company has filed a motion to dismiss for lack of personal jurisdiction. The Company intends to defend the case vigorously. At December 31, 1999 this suit remains outstanding. No amounts were recorded in the financial statement.

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


                                                             F-19
               EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS


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

     Pursuant to a 1997 agreement, the Company issued 194,900 unrestricted shares valued at $1.21 per share, or $201,165, which was recorded as an addition to resource properties in 1998.

     In 1999 the Company issued 55,000 shares valued at .80 per share of $44,000 for geological services and advanced royalties which were recorded as additions to resource properties.

     In 1999 the Company issued 105,000 shares valued at $1.08 to the president consistent with his employment agreement and recorded the same as stock based compensation.

     Reserved Shares

     The Company granted options to an accredited investor to purchase, at $.50 per share, up to 1,225,000 shares of restricted common stock. The option period begins on September 3, 1999 and runs through September 3, 2000 or sooner, should the Company sell the control of either its 62 patented claims or a majority of its outstanding common stock to a single purchaser.

                                                             F-20
               EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS


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

     In February 2000 in connection with the earn-in joint venture agreement the Company pledged 1,000,000 shares as collateral to the holder of the royalty/rental commitment.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments as of December 31, 1999, are as follows:

                                                              1999
                                                       Carrying     Fair
      Assets:                                           Amount      Value
     Cash and Equivalents                             $  2,228        $  2,228
     Claim receivable                                  267,500         267,500

     Liabilities:
     Accounts payable and accrued expenses            $231,850         $231,850
     Notes payable to related parties                 $509,675         $509,675

NOTE 10 - SUBSEQUENT EVENTS

     Earn-in and Joint Venture Agreement

     On February 18, 2000, the Company entered into certain earn-in and joint venture agreements with Homestake Mining for an area of interest, which contains 103 of EPAR's Prospect Mountain claims pursuant to a letter of intent signed in October, 1999. Homestake agreed to contribute approximately 30 claims in the area of interest. Homestake is the manager of the joint venture and committed in stage one to expend a minimum of $300,000 through the end of 2000. In total, Homestake has committed to spend a minimum of $2,000,000 through 2002 and in turn will be vested with 51% in the joint venture at that juncture. After completion of a feasibility study with the recommendation to enter mining, Homestake will become 70% vested.










                                                             F-21





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


Dated:  April 14, 2000



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     NAME                               CAPACITY




/s/ Martin R. Sportschuetz
Martin R. Sportschuetz             President & CEO


Dated:  April 14, 2000