Form 10QSB
period 2000-03-31
EUROPEAN AMERICAN RESOURCES INC
filed 2000-05-24
CIK 789949

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended March 31, 2000 Commission File No.33-2392-D


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934,during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

     Yes:   X            No:


Transitional Small Business Disclosure Format:

     Yes:   X            No:


The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2000 is 16,314,908 of one class of $.0001 par value common stock.

                EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)



                              INDEX

                                                            PAGE

PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheet - March 31, 2000         1

          Consolidated Statements of Operations - Three
           Months Ended March 31, 2000                        2

          Consolidated Statement of Cash Flows - Three
            Months Ended March 31, 2000                       3

          Notes to Financial Statements                      4-6

          Management's Discussion and Analysis of financial
            conditions and results of operations             7-8


PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                         9

          Item 2.   Changes in Securities                     9

          Item 3.   Defaults Upon Senior Securities           9

          Item 4.   Submission of Matters to a Vote of
                      Security Holders                        9

          Item 5.   Other Information                         9

          Item 6.   Exhibits on Reports on Form 8-K           9

Signature Page                                               10

                EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEET
                          MARCH 31, 2000


      Assets

Current Assets
  Cash and cash equivalents                                   $    14,879
  Prepaid rent on mining claims                                    32,833

      Total Current Assets                                         47,712

Exploration joint venture                                       2,348,753

Other resource properties                                         391,591

Property and equipment, net of accumulated
  depreciation of $5,327                                            7,193

Other Assets
  Investments, net of valuation reserve of $1,018,292             267,500
  Other assets                                                     72,164

      Total Other Assets                                          339,664

      Total Assets                                              3,134,913




      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                           433,797
  Notes payable to related parties                                534,139

      Total Current Liabilities                                   967,936

Stockholders' Equity
  Preferred stock; $.0001 par value, 25,000,000
    shares authorized, no shares issued or outstanding                  -
  Common stock; $.0001 par value, 250,000,000
    shares authorized, 16,314,908 shares issued
    and outstanding                                                 1,632
  Additional paid in capital                                   10,889,431
  Deficit accumulated during the exploration stage             (8,724,086)

      Total Stockholders' Equity                                2,166,977

      Total Liabilities and Stockholders' Equity              $ 3,134,913






See notes to the consolidated financial statement.
                                                                      1
                EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
               CONSOLIDATED STATEMENT OF OPERATIONS




                                                     For the Three Months Ended
                                                            March 31,
                                                        2000         1999

Revenue
  Sales                                             $          $        -

Operating Expenses
  Operating costs                                       19,700     19,700
  General and administrative                           232,435     86,870
  Depreciation and amortization                            626      2,200

      Total Operating Expenses                         252,761    108,770

Loss from operations                                  (252,761)  (108,770)

Other Income (Expense)
 Interest expense                                      (16,325)    (1,489)
  Total Other Income (Expense)                         (16,325)    (1,489)

Loss before income taxes                              (269,086)  (110,259)

  Income tax expense                                         -          -

      Net Loss                                      $ (269,086)$ (110,259)


Basic Loss per share                                $    (.016)$    (.007)

Average common shares outstanding                   16,314,908 16,205,158





















See notes to the consolidated financial statement.
                                                                2
                  EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
               CONSOLIDATED STATEMENT OF CASH FLOWS




                                                     For the Three Months Ended
                                                            March 31,
                                                        2000         1999

Cash Flows Operating Activities
 Net Loss                                            $(269,086)     $(110,259)
 Adjustments to reconcile net loss to net cash
    (used) by operating activities:
    Depreciation                                           626          2,200
    Changes in assets and liabilities:
      Decrease in prepaid rent                          19,700         12,204
      Decrease (increase) in other assets              (20,000)           140
      (Decrease) increase in accounts payable
        and accrued expenses                           201,947         10,065

      Net Cash Used by Operating Activities            (66,813)       (85,650)

Cash Flows From Investing Activities
 Cash received for (additions to) resource properties   55,000              -

      Net Cash From Investing Activities                55,000              -

Cash Flows From Financing Activities
  Advances from (repayments to) related party           24,464         70,000

      Net Cash Provided By Financing Activities         24,464         70,000

Net Increase (Decrease) in Cash and Cash Equivalents    12,651        (15,650)

Cash and Cash Equivalents at Beginning of Period         2,228         21,419

Cash and Cash Equivalents at End of Period           $  14,879      $   5,769



















See notes to the consolidated financial statement.
                                                                3
                EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
             (For three months ended March 31, 2000)


A.   BASIS OF PRESENTATION

     The Company was incorporated in the State of Delaware on July 6, 1987. Since inception, the Company acquired mining rights to mine precious metals for as many as approximately 6,700 claims; as of March 31, 2000 the Company is the holder of approximately 830 patented, unpatented lode, mill sites and placer claims on certain properties located throughout the State of Nevada. In February 2000, the Company contracted its rights to 103 of these claims to a joint venture with Homestake Mining. The Company is a Junior Mining Company.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The Company follows FASB 128 to compute earnings per share. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their affect is antidilutive. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on form 10-KSB for the year ended December 31, 1999.

      Supplemental schedule of cash flow from operations:

                                                  For the three
                                                   months ended
                                                     March 31,
                                               2000            1999

      Interest paid                           $ 2,642         $ 1,489










                                                                4
                 EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
             (For three months ended March 31, 2000)


B.   EXPLORATION JOINT VENTURE AND OTHER RESOURCE PROPERTIES

     The Company has incurred material amounts for direct exploratory activity costs since acquisition of the right to these mining properties. In accounting for these costs the Company selected an accounting policy which capitalizes exploratory costs rather than expensing them as incurred. Amortization of these costs is to be calculated by the units of production method based upon proven or probable reserves. Costs incurred on properties later determined to be unproductive are expensed by the Company as that determination is made. In February 2000, the Company executed earn-in and joint venture agreements with Homestake Mining for an area of interest which contains 103 of EPAR's Prospect Mountain claims pursuant to a letter of intent signed in October, 1999. Homestake agreed to contribute approximately 30 claims in the area of interest. Homestake is the manager of the joint venture and committed in stage one to expend a minimum of $300,000 through the end of 2000. In total, Homestake has committed to spend a minimum of $2,000,000 through 2002 and in turn will be vested with 51% in the joint venture at that juncture. After completion of a feasibility study with the recommendation to enter mining, Homestake will become 70% vested. As of March 31, 2000, the Company has recorded $2,740,344 in total resource properties, net of $55,000 received as a reimbursement for Homestake in connection with the joint venture. If these remaining costs had been expensed rather than capitalized, the accumulated deficit at March 31, 2000 would have been $11,464,430 rather than $8,724,086.

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

C.   RELATED PARTY TRANSACTIONS

     Amounts due to related party at March 31, 2000 totaled $534,139 and bear interest at rates from 12% to prime plus 2.5%. Interest expense on these loans was $13,683 for the three months ended March 31, 2000.

D.   COMMITMENTS AND CONTINGENCIES

     Royalty (Claim Rental) Commitment

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


                                                                5
                  EUROPEAN AMERICAN RESOURCES, INC.
                  (AN EXPLORATION STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
             (For three months ended March 31, 2000)


D.   COMMITMENTS AND CONTINGENCIES - (Continued)

     The Company also issued 106,000 shares to the seller and a company he controls, which were valued at $90,100 or $.85 per share, and a like amount was recorded as an addition to resource properties. 56 of the 62 patented claims and the 47 unpatented claims were contributed by the Company to the joint venture and it is expected that this commitment will be satisfied from the exploration of the joint venture properties. Additionally, the Company agreed to pay advance minimum royalties of up to $100,000,000 as follows:

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

     Reserved Shares

     In connection with the February agreement with Homestake, the Company agreed to reserve 1,000,000 shares for issuance to secure this commitment.

     Other Commitments

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






                                                                6
               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements, as well as information relating to the plans of the Company's current management.

RESULTS OF OPERATIONS AND CURRENT METHOD OF OPERATION

Three Months Ended March 31, 2000

The Company's results of operations for the three months ended March 31, 2000 consisted of a loss of $269,086 as compared to March 31, 1999 which consisted of a loss of $110,259. This represents a loss per share of $.016 for the March, 2000 quarter vs. $.007 for March, 1999. The primary increase in expenses were general and administrative, which were $232,435 in 2000 vs. $86,870 in 1999.

In February 2000 a definitive earn-in-exploration and joint venture agreement was entered into with Homestake Mining Company of California ("Homestake") regarding certain patented and unpatented mining claims and millsites, which represent approximately 90% of the value attributed to the Company's resource properties as of March 31, 2000 located on Prospect Mountain in Eureka County Nevada.

Generally the terms outlined provide for Homestake to commit to at least $2,000,000 of exploration expenditures for an undivided 51% interest in the properties with the exclusive option to acquire up to a 70% interest in the joint venture extraction of the properties. Homestake has also agreed to contribute approximately 30 claims in the area of interest.

The Company has dropped an appeal on certain claims and is considering the request of refund of certain fees which approximate the value of other resource properties, and if these claims are not re-staked then the only remaining resource properties the Company would have an interest in are those which have been contributed to the joint venture.

Liquidity and Working Capital

The Company's working capital remained a deficit during the quarter ended March 31, 2000. At March 31, 2000 the Company had a working capital deficit of $920,224 as compared to a working capital deficit of $686,764 at December 31, 1999.

To supplement working capital the Company has relied upon a $500,000 revolving credit line, secured by the Company's resource properties, from an affiliate with interest at prime plus 2.5% and no specific repayment terms, of which the Company has borrowed $55,766 under this agreement. Another affiliate advanced the Company $178,373 with interest at prime plus 2.5%. A different shareholder has agreed to lend the Company up to $1,000,000 at 12%, secured by the Company's resource properties. As of March 31, 2000 the Company has borrowed $300,000 under this agreement.

                                                                7
Forward looking and other statements

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




































                                                                8


                   PART II - OTHER INFORMATION



Item 1.   Legal Proceedings

          In December, 1998 a subcontractor filed a lawsuit in Utah state court against the Company seeking $60,000 for the breach of an alleged oral employment agreement. The Company has filed a motion to dismiss for lack of personal jurisdiction. The Company intends to defend the case vigorously. At March 31, 2000 this suit remains outstanding. No amounts were recorded in the financial statement.

          Other than the Utah suit above, we are not a party to any material legal proceedings.

Item 2.   Changes in Securities

          NONE

Item 3.   Defaults Upon Senior Securities

          NONE

Item 4.   Submission of Matters to a Vote of Security Holders

          NONE

Item 5.   Other Information

          NONE

Item 6.   Exhibits and Reports on Form 8-K

          NONE

















                                                                9
                            SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       EUROPEAN AMERICAN RESOURCES, INC.
                                       FORMERLY MERLIN MINING CO.




Dated: May 22, 2000        By: /s/ Martin Sportschuetz
                                   Martin Sportschuetz, CEO