Form 10QSB
period 2000-06-30
EUROPEAN AMERICAN RESOURCES INC
filed 2000-08-14
CIK 789949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter ended June 30, 2000

                          Commission File No.33-2392-D

         European American Resources, Inc. (formerly Merlin Mining Co.)
             (Exact name of registrant as specified in its charter)

                    Delaware                              87-0443214
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization              Identification Number)

        400 Cleveland Street, Suite 901b, Clearwater, FL        33755
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

The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2000 is 16,694,908 of one class of $.0001 par value common stock.

EUROPEAN AMERICAN RESOURCES, INC. (AN EXPLORATION STAGE COMPANY)

PAGE INDEX

PART I UNAUDITED FINANCIAL INFORMATION

Consolidated Balance Sheet  - June  30,  2000                               1
Consolidated Statements of Operations - Six Months Ended June 30, 2000      2
Consolidated Statements of Operations - Three Months Ended June 30, 2000    3
Consolidated  Statement of Cash Flows - Six  Months Ended June 30, 2000     4
Notes to  Financial  Statements                                           5-7
Management's Discussion and Analysis of financial conditions and
   results of operations                                                  8-9

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                   9
Item 2. Changes in Securities                                               9
Item 3. Defaults Upon Senior Securities                                     9
Item 4. Submission of Matters to a Vote of Security Holders                10
Item 5. Other Information                                                  10
Item 6. Exhibits on Reports on Form 8-K                                    10
Signature Page                                                             11

        EUROPEAN AMERICAN RESOURCES, INC. (AN EXPLORATION STAGE COMPANY)

               UNAUDITED CONSOLIDATED BALANCE SHEET JUNE 30, 2000


Assets

Current Assets
   Cash and cash equivalents                         $ 35,950
   Prepaid rent on mining claims                     (368,133)
Total Current Assets                                 (332,183)

Exploration joint venture                           2,275,752
Other resource properties                             388,254
Property and equipment,
Net of accumulated depreciation of $5,359               6,567
Other Assets Investments,
Net of valuation reserve of $1,018,292                267,500
Other assets                                          158,500
Total Other Assets                                  3,096,573

Total Assets                                        2,764,390

Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable and accrued expenses              319,080
   Notes payable to related parties                   350,000
Total Current Liabilities                             669,080

Stockholders' Equity Preferred stock;
$.0001  par value,  25,000,000  shares
authorized, no shares issued or outstanding -

Common stock; $.0001 par value,
250,000,000 shares authorized,
16,694,908 shares issued and outstanding                1,670
Additional paid in capital                         10,889,396
Deficit accumulated during the exploration stage   (8,795,756)
Total Stockholders' Equity                          2,095,310

Total Liabilities and Stockholders' Equity        $ 2,764,390

          See notes to the unaudited consolidated financial statement.

        EUROPEAN AMERICAN RESOURCES, INC. (AN EXPLORATION STAGE COMPANY)
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

For the Six Months Ended June 30,           2000         1999
                                        -----------   -----------
Revenue Sales                          $     18,476  $        -
Operating Expenses
Operating costs                              39,400        39,400
General and administrative                  299,473       145,135
Depreciation and amortization                 1,252         4,400
Total Operating Expenses                    340,125       188,935
Loss from operations                       (321,649)     (188,935)
Other Income (Expense)                           -            259
Interest expense                            (20,610)       (4,548)
Total Other Income (Expense)                (20,610)       (4,289)
Loss before income taxes                   (342,259)     (193,224)
Income tax expense                             -              -
Net Loss                               $   (342,259) $   (193,224)
Basic Loss per share                   $       (.02) $      (.012)

Average common shares outstanding        16,694,908    16,212,491

          See notes to the unaudited consolidated financial statement.

        EUROPEAN AMERICAN RESOURCES, INC. (AN EXPLORATION STAGE COMPANY)
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended June 30,         2000         1999
                                        ------------  -----------
Revenue Sales                          $     18,476  $       -
Operating Expenses
Operating costs                              19,700        19,700
General and administrative                   83,210        58,265
Depreciation and amortization                   626         2,200
Total Operating Expenses                    103,536        80,165
Loss from operations                        (85,060)      (80,165)
Other Income (Expense)                                       259
Interest expense                             (2,760)       (3,059)
Total Other Income (Expense)                 (2,760)       (2,800)
Loss before income taxes                    (87,820)      (82,965)
Income tax expense                              -             -
Net Loss                               $    (87,820) $    (82,965)
Basic Loss per share                   $      (.005) $      (.005)

Average common shares outstanding        16,694,908    16,219,824

          See notes to the unaudited consolidated financial statement.

        EUROPEAN AMERICAN RESOURCES, INC. (AN EXPLORATION STAGE COMPANY)
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS


For the Six Months Ended June 30,            2000         1999
                                          ----------   ----------
Cash Flows
Operating Activities Net Loss            $  (342,259) $  (193,224)
Adjustments to reconcile net loss
 to net cash (used) by operating
 activities:
Depreciation                                   1,252        4,400
Changes in assets and liabilities:
Decrease in prepaid rent                      39,400       31,904
Decrease (increase) in other assets          (30,000)         140
(Decrease) increase in accounts
 payable and accrued expenses                 44,806       38,476
Net Cash Used by Operating Activities       (286,801)    (118,304)
Cash Flows From Investing Activities
Cash received for (additions to)
 resource properties                          73,476          -
Net Cash From Investing Activities            73,476          -
Cash Flows From Financing Activities
Advances from (repayments) related party    (144,946)      97,000
Net Cash Provided By Financing Activities   (144,946)      97,000
Net Increase (Decrease) in Cash
 and Cash Equivalents                         33,722      (21,304)
Cash and Cash Equivalents at
 Beginning of Period                           2,228       21,419
Cash and Cash Equivalents at End of Period    35,950          115

          See notes to the unaudited consolidated financial statement.

        EUROPEAN AMERICAN RESOURCES, INC. (AN EXPLORATION STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                      (For six months ended June 30, 2000)

A. BASIS OF PRESENTATION

The Company was incorporated in the State of Delaware on July 6, 1987. Since inception, the Company acquired mining rights to mine precious metals for as many as approximately 6,700 claims; as of June 30, 2000 the Company is the holder of approximately 830 patented, unpatented lode, mill sites and placer claims on certain properties located throughout the State of Nevada. In February 2000, the Company contracted its rights to 103 of these claims to a joint venture with Homestake Mining. The Company is a Junior Mining Company. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The Company follows FASB 128 to compute earnings per share. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their affect is antidilutive. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on form 10 KSB for the year ended December 31, 1999.

Supplemental schedule of cash flow from operations:
For the three months ended March 31,          2000       1999
Interest paid                               $ 2,642    $ 1,489

        EUROPEAN AMERICAN RESOURCES, INC. (AN EXPLORATION STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                      (For six months ended June 30, 2000)


B. EXPLORATION JOINT VENTURE AND OTHER RESOURCE PROPERTIES

The Company has incurred material amounts for direct exploratory activity costs since acquisition of the right to these mining properties. In accounting for these costs the Company selected an accounting policy which capitalizes exploratory costs rather than expensing them as incurred. Amortization of these costs is to be calculated by the units of production method based upon proven or probable reserves. Costs incurred on properties later determined to be unproductive are expensed by the Company as that determination is made. In February 2000, the Company executed earn-in and joint venture agreements with Homestake Mining for an area of interest which contains 103 of EPAR's Prospect Mountain claims pursuant to a letter of intent signed in October, 1999. Homestake agreed to contribute approximately 30 claims in the area of interest. Homestake is the manager of the joint venture and committed in stage one to expend a minimum of $300,000 through the end of 2000. In total, Homestake has committed to spend a minimum of $2,000,000 through 2002 and in turn will be vested with 51% in the joint venture at that juncture. After completion of a feasibility study with the recommendation to enter mining, Homestake will become 70% vested. As of June 30, 2000, the Company has recorded $2,664,006 in total resource properties, net of $74,476 received as a reimbursement for Homestake in connection with the joint venture. If these remaining costs had been expensed rather than capitalized, the accumulated deficit at June 30, 2000 would have been $11,536,100 rather than $8,795,756. The Company has been in the exploration stage to determine the amount of proven or probable reserves of its resource properties, if any. Since December 31, 1997, the Company was informed by its geologist that sufficient testing was completed to indicate the Company's reserves are probable and in excess of the amounts capitalized, yet since they are not yet proven, estimates of their potential value are not available at this time.

C. RELATED PARTY TRANSACTIONS

Amounts due to related party at June 30, 2000 totaled $350,000 and bear interest at rates from 12% to prime plus 2.5%. Interest expense on these loans was $20,610 for the six months ended June 30, 2000.

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

Reserved Shares - In connection with the February agreement with Homestake, the Company agreed to reserve 1,000,000 shares for issuance to secure this commitment.

Other Proceedings - The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. It does not believe that anypending or threatened proceeding related or other matters, or any amount which it may be required to pay by reason thereof, will have a material adverse effect on the financial condition or future results of operations of the Company.

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

RESULTS OF OPERATIONS AND CURRENT METHOD OF OPERATION

Six Months Ended March 31, 2000

The Company's results of operations for the six months ended June 30, 2000 consisted of a loss of $342,259 as compared to June 30, 1999 which consisted of a loss of $193,224. This represents a loss per share of $.02 for the June, 2000 quarter vs. $.012 for June, 1999. The primary increase in expenses were general and administrative, which were $299,432 in 2000 vs. $145,135 in 1999.

In February 2000 a definitive earn-in-exploration and joint venture agreement was entered into with Homestake Mining Company of California ("Homestake") regarding certain patented and unpatented mining claims and millsites, which represent approximately 90% of the value attributed to the Company's resource properties as of June 30, 2000 located on Prospect Mountain in Eureka County Nevada.

Generally the terms outlined provide for Homestake to commit to at least $2,000,000 of exploration expenditures for an undivided 51% interest in the properties with the exclusive option to acquire up to a 70% interest in the joint venture extraction of the properties. Homestake has also agreed to contribute approximately 30 claims in the area of interest.

The Company has dropped an appeal on certain claims and has received refund of certain fees which approximate the value of other resource properties, and since these claims will not be re-staked, the only remaining resource properties the Company has an interest in are those which have been contributed to the joint venture.

Liquidity and Working Capital

The Company's working capital remained a deficit during the quarter ended June 30, 2000. To supplement working capital the Company has relied upon a $500,000 revolving credit line, secured by the Company's resource properties, from an affiliate with interest at prime plus 2.5% and no specific repayment terms, of which the Company has borrowed and repaid $55,766 under this agreement. Another affiliate advanced the Company $178,373 with interest at prime plus 2.5%, of which 128,373 has been paid back as of June 30, 2000. A different shareholder has agreed to lend the Company up to $1,000,000 at 12%, secured by the Company's resource properties. As of June 30, 2000 the Company has borrowed $300,000 under this agreement.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In December, 1998 a subcontractor filed a lawsuit in Utah state court against the Company seeking $60,000 for the breach of an alleged oral employment agreement. The Company has filed a motion to dismiss for lack of personal jurisdiction. The Company intends to defend the case vigorously. At June 30, 2000 this suit remains outstanding. No amounts were recorded in the financial statement.

Other than the Utah suit above, we are not a party to any material legal proceedings.

Item 2. Changes in Securities

As part of employment and outside consulting services agreements, the Company issued an aggregate amount of 380,000 restricted shares of its common stock during the second quarter of 2000.

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


EUROPEAN AMERICAN RESOURCES, INC. FORMERLY MERLIN MINING CO.

Dated: August 10, 2000



By: /s/ Martin Sportschuetz
    --------------------------------
    Martin Sportschuetz, Pres. & CEO