Form 10QSB/A
period 2000-06-30
EUROPEAN AMERICAN RESOURCES INC
filed 2000-11-13
CIK 789949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended June 30, 2000                 Commission File No.33-2392-D


         European American Resources, Inc. (formerly Merlin Mining Co.)
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              87-0443214
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization                            Identification Number)

400 Cleveland Street, Suite 901, Clearwater, FL                     33755
-----------------------------------------------              -----------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, (727) 298-0636
                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

         Yes:   X                           No:
               ---                               ---


Transitional Small Business Disclosure Format:

         Yes:                               No:   X
               ---                               ---


The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2000 is 16,494,908 shares all of one class of $.0001 par value common stock.

               EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES
                          (FORMERLY MERLIN MINING CO.)



                                      INDEX

                                                                           PAGE

PART I            FINANCIAL INFORMATION

                  Balance Sheet - June 30, 2000                              1

                  Statements of Operations - Six
                    and Six Months Ended June 30, 2000 and 1999            2-3

                  Three Statement of Cash Flows - Six
                    Months Ended June 30, 2000 and 1999                      4

                  Notes to Financial Statements                            5-7

                  Management's Discussion and Analysis of financial
                    conditions and results of operations                   8-9


PART II           OTHER INFORMATION

                  Item 1.           Legal Proceedings                       10

                  Item 2.           Changes in Securities                   10

                  Item 3.           Defaults Upon Senior Securities         10

                  Item 4.           Submission of Matters to a Vote of
                                      Security Holders                      10

                  Item 5.           Other Information                       10

                  Item 6.           Exhibits on Reports on Form 8-K         10

                  Signature Page                                            11

                EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                          (FORMERLY MERLIN MINING CO.)
                                  BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)


      Assets

Current Assets
  Cash and cash equivalents                                        $     35,831
  Prepaid rent on mining claim                                            3,184
  Other prepaid expenses                                                 30,000
                                                                   ------------

      Total Current Assets                                               69,015

Exploration joint Venture                                             2,380,265
                                                                   ------------

Property and equipment, net of accumulated
  depreciation of $5,953                                                  6,567
                                                                   ------------

Other Assets
  Investments, net of valuation reserve of $1,018,292                   267,500
  Other assets                                                              500
                                                                   ------------

      Total Other Assets                                                268,000
                                                                   ------------

      Total Assets                                                    2,723,847
                                                                   ============


      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                                 344,202
  Notes payable to Related Parties                                      350,000
                                                                   ------------

        Total Current Liabilities                                       694,202


Stockholders' Equity
  Preferred stock; $.0001 par value, 25,000,000
    shares authorized, no shares issued or                                  -
    outstanding
  Common stock; $.0001 par value, 250,000,000
    shares authorized, 16,494,908 shares issued
    and outstanding                                                       1,650
Additional paid in capital                                           11,030,976
Deficit accumulated during the exploration stage                     (9,002,981)
                                                                   ------------

      Total Stockholders' Equity                                      2,029,645
                                                                   ------------

      Total Liabilities and Stockholders' Equity                   $  2,723,847
                                                                   ============

See notes to the financial statements

                EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                          (FORMERLY MERLIN MINING CO.)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                   For the Six Months Ended
                                                            June 30
                                                      2000             1999
                                                 ------------      ------------

Revenue                                          $        -        $        -
                                                 ------------      ------------
Sales

Operating Expenses
  Operating costs                                      61,348            39,400
  General and administrative                          371,604               -
  Stock based compensation                             85,313           145,135
  Depreciation and amortization                         1,252             4,400
                                                 ------------      ------------

      Total Operating Expenses                        519,517           188,935
                                                 ------------      ------------

Loss from operations                                 (519,517)         (188,935)
                                                 ------------      ------------

Other Income (Expense)
 Interest income                                          -                 259
 Interest expense                                     (28,463)           (4,548)
                                                 ------------      ------------

      Total Other Income (Expense)                    (28,463)           (4,289)
                                                 ------------      ------------

Loss before income taxes                             (547,980)         (193,224)

  Income tax expense                                      -                 -
                                                 ------------      ------------

      Net Loss                                   $   (547,980)     $   (193,224)
                                                 ============      ============

Basic Loss per share                                    (.033)     $      (.012)
                                                 ============      ============

Average common shares outstanding                  16,357,408        16,212,491
                                                 ============      ============







See notes to the financial statements.

                EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                          (FORMERLY MERLIN MINING CO.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                   For the Three Months Ended
                                                            June 30,
                                                     2000               1999
                                                 ------------      ------------
Revenue
  Sales                                          $        -        $        -
                                                 ------------      ------------

Operating Expenses
  Operating costs                                      41,648            19,700
  General and administrative                          139,169            58,265
  Stock based compensation                             85,313               -
  Depreciation and amortization                           626             2,200
                                                 ------------      ------------

      Total Operating Expenses                        266,756            80,165
                                                 ------------      ------------

Loss from operations                                 (266,756)          (80,165)
                                                 ------------      ------------

Other Income (Expense)
 Interest income                                          -                 259
 Interest expense                                     (12,138)           (3,059)
                                                 ------------      ------------

      Total Other Income (Expense)                    (12,138)           (2,800)
                                                 ------------      ------------

Loss before income taxes                             (278,894)          (82,965

  Income tax expense                                      -                 -
                                                 ------------      ------------

      Net Loss                                   $   (278,894)     $    (82,965)
                                                 ============      ============

Basic Loss per share                             $      (.017)     $      (,005)
                                                 ============      ============

Average common shares outstanding                  16,399,908        16,219,824
                                                 ============      ============






See notes to the financial statements.

                EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                          (FORMERLY MERLIN MINING CO.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)




                                                        For the Six Months Ended
                                                                June 30,
                                                            2000          1999
                                                          ---------    ---------

Cash Flows Used by Operating Activities
 Net Loss                                                 $(547,987)  $(193,224)
 Adjustments to reconcile net loss to net cash
    (used) by operating activities:
    Depreciation                                              1,252       4,400
    Non-cash charges to operating expenses-
    foregone mine claims                                      1,933          -
    Non-cash charges for stock based compensation
    and expenses paid by stock                              141,563          -
    Changes in assets and liabilities:
      Decrease in prepaid expenses                           19,349      31,904
      Decrease in other assets                                  -           140
      Increase in accounts payable
      and accrued expenses                                  112,352      38,476
                                                          ---------    ---------

      Net Cash Used by Operating Activities                (271,531)   (118,304)
                                                          ---------    ---------

Cash Flows from Investing Activities
  Cash received from (Additions to) resource properties      73,476          -
  Proceeds from foregone mine claims                        391,333          -
                                                          ---------    ---------

      Net Cash from Investing Activities                    464,809          -
                                                          ---------    ---------

Cash Flows from(Used in) Financing Activities
  Advances from (repayments to) related parties            (159,675)     97,000
                                                          ---------    ---------

  Net Cash Provided By (Used in) Financing Activities      (159,675)     97,000
                                                          ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents         33,603     (21,304)

Cash and Cash Equivalents at Beginning of Period              2,228      21,419
                                                          ---------    ---------

Cash and Cash Equivalents at End of Period                $  35,831   $     115
                                                          =========    =========




See notes to the financial statements.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      (For six months ended June 30, 2000)
                                   (Unaudited)


A.       BASIS OF PRESENTATION

         The Company was incorporated in the State of Delaware on July 6, 1987. Since inception, the Company acquired mining rights to mine precious metals for as many as approximately 6,700 claims; as of June 30, 2000 the Company is the holder of approximately 103 patented, unpatented lode, mill sites and placer claims on certain properties located throughout the State of Nevada, as the company waved it's rights to approximately 727 claims and received a refund of $391,33 of BLM fees for claims and costs with an aggregate carrying value of $413,281, resulting in a $21,940 charge to operating expenses during the quarter ended June 30, 2000. In February 2000, the Company contracted its rights to the 103 claims to a joint venture with Homestake Mining. The Company is a Junior Mining Company.

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

         Supplemental schedule of cash flow from operations:

                                                             For the six
                                                             months ended
                                                               June 30,
                                                       2000               1999
                                                     --------           --------

         Interest paid                               $  5,781           $      -
                                                     ========           ========

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      (For six months ended June 30, 2000)
                                    Unaudited


B.       EXPLORATION JOINT VENTURE AND OTHER RESOURCE PROPERTIES

         The Company has incurred material amounts for direct exploratory activity costs since acquisition of the right to these mining properties. In accounting for these costs the Company selected an accounting policy which capitalizes exploratory costs rather than expensing them as incurred. Amortization of these costs is to be calculated by the units of production method based upon proven or probable reserves. Costs incurred on properties later determined to be unproductive are expensed by the Company as that determination is made. In February 2000, the Company executed earn-in and joint venture agreements with Homestake Mining for an area of interest which contains 103 of EPAR's Prospect Mountain claims pursuant to a letter of intent signed in October, 1999. Homestake agreed to contribute approximately 30 claims in the area of interest. Homestake is the manager of the joint venture and committed in stage one to expend a minimum of $300,000 through the end of 2000. In total, Homestake has committed to spend a minimum of $2,000,000 through 2002 and in turn will be vested with 51% in the joint venture at that juncture. After completion of a feasibility study with the recommendation to enter mining, Homestake will become 70% vested. As of June 30, 2000, the Company has recorded 2,380,265 in total resource properties, all of which are included in exploration joint venture net of $73,476 received as a reimbursement from Homestake in connection with the joint venture. During the quarter ended June 30, 2000, the Company forgone 727 claims with a carrying value of $413,282, including cash expenses of $20,015, and received a refund of prior fees paid to the BLM totaling $391,333, resulting in a charge to operating expenses of $21,948. If these remaining costs had been expensed rather than capitalized, the accumulated deficit at June 30, 2000 would have been $11,383,246 rather than $9,002,981.

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

C.       RELATED PARTY TRANSACTIONS

         Amounts due to related party at June 30, 2000 totaled $350,000 and bear interest at rates from 12% to prime plus 2.5%. Interest expense on these loans was $28,463 for the six months ended June 30, 2000.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      (For six months ended June 30, 2000)
                                   (Unaudited)

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

         This commitment ends when a total of $100,000,000 has been paid, including net smelting returns, or should the Company pay the seller, at the Company's discretion, $27,000,000 prior to May 26, 2003.The above advance on minimum royalties will be accelerated when the Company begins to produce extraction revenues from these properties and the net smelting returns, which are 4% in the case when the average price of gold (London quote) in each production quarter exceeds $400 per ounce and 3% in the case when the average price is less than $400 per ounce; exceeds the annual minimum. In connection with the earn-in and joint venture agreement, the Company assigned those claims to the seller with the same commitment as the royalty commitment in the form of a rental commitment.

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

RESULTS OF OPERATIONS AND CURRENT METHOD OF OPERATION

Six Months Ended June 30, 2000

The Company's results of operations for the six months ended June 30, 2000 consisted of a loss of $547,980 as compared to June 30, 1999 which consisted of a loss of $193,224. This represents a loss per share of $.033 for the six months ended June 30, 2000 vs. $.012 for June, 1999. The primary increase in expenses were general and administrative, which were $371,604 in 2000 vs. $145,135 in 1999.

In February 2000 a definitive earn-in-exploration and joint venture agreement was entered into with Homestake Mining Company of California ("Homestake") regarding certain patented and unpatented mining claims and millsites, which represent all of the value attributed to the Company's resource properties as of June 30, 2000 located on Prospect Mountain in Eureka County Nevada.

Generally the terms outlined provide for Homestake to commit to at least $2,000,000 of exploration expenditures for an undivided 51% interest in the properties with the exclusive option to acquire up to a 70% interest in the joint venture extraction of the properties. Homestake has also agreed to contribute approximately 30 claims in the area of interest.

The Company dropped an appeal on certain claims and received the refund of certain fees which approximated the value of other resource properties, and if these claims are not re-staked then the only remaining resource properties of the Company will remain in the joint venture.

The Company plans on pursuing the joint venture and other opportunities in the extractive industries.


Liquidity and Working Capital

The Company's working capital remained a deficit during the quarter ended June 30, 2000. At June 30, 2000 the Company had a working capital deficit of $625,187 as compared to a working capital deficit of $686,764 at December 31, 1999.

To supplement working capital the Company has relied upon a $500,000 revolving credit line, secured by the Company's resource properties, from an affiliate with interest at prime plus 2.5% and no specific repayment terms, of which the Company has borrowed $50,000 under this agreement. A different shareholder has agreed to lend the Company up to $1,000,000 at 12%, secured by the Company's resource properties. As of June 30, 2000 the Company has borrowed $300,000 under this agreement. Management is also considering the issuance of its common stock, or otherwise increase equity, in private placement transactions, intended to be exempt from registration, to Sophisticated Investors to supplement its working capital.

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

                           PART II - OTHER INFORMATION



Item 1.           Legal Proceedings
-------           -----------------

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

                  Other than the Utah suit above, we are not a party to any material legal proceedings.

Item 2.           Changes in Securities
-------           ---------------------

                  NONE

Item 3.           Defaults Upon Senior Securities
-------           -------------------------------

                  NONE

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

                  NONE

Item 5.           Other Information
-------           -----------------

                  NONE

Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

                  NONE

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       EUROPEAN AMERICAN RESOURCES, INC.
                                       FORMERLY MERLIN MINING CO.




Dated: November 10, 2000               By: /s/ Barry N. Klein
                                       ----------------------------------
                                            Barry N. Klein, CEO