Form 10QSB
period 2000-09-30
EUROPEAN AMERICAN RESOURCES INC
filed 2000-11-16
CIK 789949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended September 30, 2000            Commission File No.33-2392-D


         European American Resources, Inc. (formerly Merlin Mining Co.)
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              87-0443214
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization                            Identification Number)


400 Cleveland Street, Suite 901, Clearwater, FL                    33755
-----------------------------------------------              -----------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, (727)   298    -   0636
                            -------------------------


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


The number of shares outstanding of each of the registrant's classes of common stock as of September 30, 2000 is 16,694,908 shares all of one class of $.0001 par value common stock.

               EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES
                          (FORMERLY MERLIN MINING CO.)



                                                       INDEX

                                                                            PAGE

PART I            FINANCIAL INFORMATION

               Balance Sheet - September 30, 2000                              1

                  Statements of Operations - Nine and Three
                    Months Ended September 30, 2000 and 1999                 2-3

                      Three Statement of Cash Flows - Nine
                    Months Ended September 30, 2000 and 1999                   4

                  Notes to Financial Statements                              5-8

                  Management's Discussion and Analysis of financial
                    conditions and results of operations                    9-10


PART II           OTHER INFORMATION

                  Item 1.           Legal Proceedings                         11

                  Item 2.           Changes in Securities                     11

                  Item 3.           Defaults Upon Senior Securities           11

                  Item 4.           Submission of Matters to a Vote of
                                      Security Holders                        11

                  Item 5.           Other Information                         11

                  Item 6.           Exhibits on Reports on Form 8-K           11

Signature Page                                                                12

                EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                          (FORMERLY MERLIN MINING CO.)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (Unaudited)


      Assets

Current Assets
  Cash and cash equivalents                                        $        116
  Other prepaid expenses                                                 15,000
                                                                   ------------

      Total Current Assets                                               15,116
                                                                   ------------

Exploration joint Venture                                             2,380,265
                                                                   ------------

Property and equipment, net of accumulated
  depreciation of $6,579                                                  5,941
                                                                   ------------

Other Assets
  Investments, net of valuation reserve of $1,018,292                   267,500
  Other assets                                                              500
                                                                   ------------

      Total Other Assets                                                268,000
                                                                   ------------

      Total Assets                                                    2,669,322
                                                                   ============


      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                                 400,262
  Notes payable to related parties                                      350,000
                                                                   ------------

        Total Current Liabilities                                       750,262
                                                                   ------------

Stockholders' Equity
  Preferred stock; $.0001 par value, 25,000,000
    shares authorized, no shares issued or
    outstanding
  Common stock; $.0001 par value, 250,000,000
    shares authorized, 16,694,908 shares issued
    and outstanding                                                       1,670
Additional paid in capital                                           11,155,956
Deficit accumulated during the exploration stage                     (9,238,056)
                                                                   ------------

      Total Stockholders' Equity                                      1,919,060
                                                                   ------------

      Total Liabilities and Stockholders' Equity                   $  2,669,322
                                                                   ============






See notes to the financial statements.

                EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                          (FORMERLY MERLIN MINING CO.)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                     For the Nine Months Ended
                                                           September 30,
                                                        2000         1999
                                                     ----------   ----------

Revenue
 Sales                                           $       --        $       --
                                                 ------------      ------------

Operating Expenses
  Operating costs                                      64,533            58,933
  General and administrative                          588,493           200,464
  Stock based compensation                             85,313              --
  Depreciation and amortization                         1,878             4,800
                                                 ------------      ------------

      Total Operating Expenses                        740,217           264,197
                                                 ------------      ------------

Loss from operations                                 (740,217)         (264,197)

Other Income (Expense)
 Interest income                                         --                 269
 Interest expense                                     (42,838)          (15,874)
 Loss on disposal of equipment                           --              (2,583)
                                                 ------------      ------------

      Total Other Income (Expense)                    (42,838)          (18,188)
                                                 ------------      ------------

Loss before income taxes                             (783,055)         (282,385)

  Income tax expense                                     --                --
                                                 ------------      ------------

      Net Loss                                   $   (783,055)     $   (282,385)
                                                 ============      ============

Basic Loss per share                             $       (.05)     $       (.02)
                                                 ============      ============

Average common shares outstanding                  16,489,209        16,228,380
                                                 ============      ============

















See notes to the financial statements.

                EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                          (FORMERLY MERLIN MINING CO.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                     For the Three Months Ended
                                                           September 30,
                                                        2000         1999
                                                     ----------   ----------
Revenue
  Sales                                          $       --        $       --
                                                 ------------      ------------

Operating Expenses
  Operating costs                                       3,185            19,533
  General and administrative                          216,889            55,329
  Stock based compensation                               --                --
  Depreciation and amortization                           626               400
                                                 ------------      ------------

      Total Operating Expenses                        220,700            75,262
                                                 ------------      ------------

Loss from operations                                 (220,700)          (75,262)

Other Income (Expense)
 Interest income                                         --                   2
 Interest expense                                     (14,375)          (11,326)
 Loss on disposal of equipment                           --              (2,583)
                                                 ------------      ------------

      Total Other Income (Expense)                    (14,375)          (13,907)

Loss before income taxes                             (235,075)          (89,169)

  Income tax expense                                     --                --
                                                 ------------      ------------

      Net Loss                                   $   (235,075)     $    (89,169)
                                                 ============      ============

Basic Loss per share                             $       (.01)     $       (.01)
                                                 ============      ============

Average common shares outstanding                  16,694,908        16,260,158
                                                 ============      ============

















See notes to the financial statements.

                EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                          (FORMERLY MERLIN MINING CO.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)




                                                    For the Nine Months Ended
                                                           September 30,
                                                        2000         1999
                                                     ----------   ----------

Cash Flows Used by Operating Activities
 Net Loss                                                $(783,055)   $(282,385)
 Adjustments to reconcile net loss to net cash
    (used) by operating activities:
    Depreciation                                             1,878        4,800
    Loss on disposal of equipment                             --          2,583
    Non-cash charges to operating expenses
      foregone mine claims                                   1,933         --
    Non-cash charges for stock based compensation
      and expenses paid by stock                           266,563         --
    Changes in assets and liabilities:
      Decrease (increase)in prepaid expenses                37,533      (17,867)
      Decrease (increase) in other assets                     --         (7,356)
      Increase in accounts payable
        and accrued expenses                               168,412       45,381
                                                         ---------    ---------

      Net Cash Used by Operating Activities               (306,736)    (254,844)
                                                         ---------    ---------

Cash Flows from Investing Activities
  Proceeds for fixed assets                                   --            834
  Cash received from (additions to) resource
    properties                                              72,966       (5,000)
  Proceeds from foregone mine claims                       391,333         --
                                                         ---------    ---------

      Net Cash from Investing Activities                   464,299       (4,166)
                                                         ---------    ---------

Cash Flows from(Used in) Financing Activities
  Advances from (repayments to) related parties           (159,675)     265,500
                                                         ---------    ---------

  Net Cash Provided By (Used in) Financing Activities     (159,675)     265,500
                                                         ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents        (2,112)       6,490

Cash and Cash Equivalents at Beginning of Period             2,228       21,419
                                                         ---------    ---------

Cash and Cash Equivalents at End of Period               $     116    $  27,909
                                                         =========    =========









See notes to the financial statements.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                   (For nine months ended September 30, 2000)
                                   (Unaudited)


A.       BASIS OF PRESENTATION

         The Company was incorporated in the State of Delaware on July 6, 1987. Since inception, the Company acquired mining rights to mine precious metals for as many as approximately 6,700 claims; as of September 30, 2000 the Company is the holder of approximately 103 patented, unpatented lode, mill sites and placer claims on certain properties located throughout the State of Nevada, as the company waved it's rights to approximately 727 claims and received a refund of $391,33 of BLM fees for claims and costs with an aggregate carrying value of $413,281, resulting in a $21,940 charge to operating expenses during the quarter ended June 30, 2000. In February 2000, the Company contracted its rights to the 103 claims to a joint venture with Homestake Mining. The Company is a Junior Mining Company.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The Company follows FASB 128 to compute earnings per share. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their affect is antidilutive. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on form 10-KSB for the year ended December 31, 1999.

      Supplemental schedule of cash flow from operations:

                                                   For the nine
                                                   months ended
                                                   September 30,
                                               2000           1999
                                             --------       --------

      Interest paid                           $9732          $  -
                                             ======          ======

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                   (For nine months ended September 30, 2000)
                                    Unaudited


B.       EXPLORATION JOINT VENTURE AND OTHER RESOURCE PROPERTIES

         The Company has incurred material amounts for direct exploratory activity costs since acquisition of the right to these mining properties. In accounting for these costs the Company selected an accounting policy which capitalizes exploratory costs rather than expensing them as incurred. Amortization of these costs is to be calculated by the units of production method based upon proven or probable reserves. Costs incurred on properties later determined to be unproductive are expensed by the Company as that determination is made. In February 2000, the Company executed earn-in and joint venture agreements with Homestake Mining for an area of interest which contains 103 of EPAR's Prospect Mountain claims pursuant to a letter of intent signed in October, 1999. Homestake agreed to contribute approximately 30 claims in the area of interest. Homestake is the manager of the joint venture and committed in stage one to expend a minimum of $300,000 through the end of 2000. In total, Homestake has committed to spend a minimum of $2,000,000 through 2002 and in turn will be vested with 51% in the joint venture at that juncture. After completion of a feasibility study with the recommendation to enter mining, Homestake will become 70% vested. As of June 30, 2000, the Company has recorded $2,380,265 in total resource properties, all of which are included in exploration joint venture net of $72,966 received as a reimbursement from Homestake in connection with the joint venture. During the quarter ended June 30, 2000, the Company forgone 727 claims with a carrying value of $413,282, including cash expenses of $20,015, and received a refund of prior fees paid to the BLM totaling $391,333, resulting in a charge to operating expenses of $21,948. If these remaining costs had been expensed rather than capitalized, the accumulated deficit at June 30, 2000 would have been $11,618,321 rather than $9,238,056.

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

C.       RELATED PARTY TRANSACTIONS

         Amounts due to related party at June 30, 2000 totaled $350,000 and bear interest at rates from 12% to prime plus 2.5%. Interest expense on these loans was $42,838 for the nine months ended September 30, 2000.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                   (For nine months ended September 30, 2000)
                                   (Unaudited)

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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                   (For nine months ended September 30, 2000)
                                   (Unaudited)

E.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends the accounting and reporting standards of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for certain derivative instruments and hedging activities, SFAS No. 133, was previously amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, which deferred the effective date of SFAS No. 133 to fiscal years commending after June 15, 2000. The Company will adopt SFAS No. 138 concurrently with SFAS No. 133, however, management does not believe that such adoptions will have a material impact on the Company's results of operations.

In March 2000, the FASB issued Interpretation (FIN) No.44, "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25" "FIN 44 clarifies the definition of employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in the Interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted the provisions of FIN 44 as of July 1, 2000.

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

RESULTS OF OPERATIONS AND CURRENT METHOD OF OPERATION

Nine Months Ended September 30, 2000 vs. September 30, 1999

The Company's results of operations for the nine months ended September 30, 2000 consisted of a loss of $783,055 as compared to September 30, 1999 which consisted of a loss of $282,385. This represents a loss per share of $.05 for the nine months ended September 30, 2000 vs. $(.02) for September, 1999. The primary increase in expenses were general and administrative, which were $588,493 in 2000 vs. $200,464 in 1999. These include $181,250 of Consulting fees paid in stock during 2000 compared to none for 1999. Interest expense was $42,838 for the nine months ended September 30, 2000 vs. $15,874 for the nine months ended September 30, 1999.

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

Liquidity and Working Capital

The Company's working capital remained a deficit during the quarter ended September 30, 2000. At September 30, 2000 the Company had a working capital deficit of $735,146 as compared to a working capital deficit of $686,764 at December 31, 1999.

To supplement working capital the Company has relied upon a $500,000 revolving credit line, secured by the Company's resource properties, from an affiliate with interest at prime plus 2.5% and no specific repayment terms, of which the Company has borrowed $50,000 under this agreement. A different shareholder has agreed to lend the Company up to $1,000,000 at 12%, secured by the Company's resource properties. As of September 30, 2000 the Company has borrowed $300,000 under this agreement. Management is also considering the issuance of its common stock, or otherwise increase equity, in private placement transactions, intended to be exempt from registration, to Sophisticated Investors to supplement its working capital.

Forward looking and other statements

Forward looking statements above and elsewhere in this report that suggest that the Company will increase revenues through its failings joint venture become profitable and are subject to risks and uncertainties. Forward- looking statements include the information concerning possible or assumed future results of operations and cash flows. These statements are identified by words such as "believes," "expects," "anticipates" or similar expressions. Such forward looking statements are based on the beliefs of EPAR and its Board of Directors in which they attempt to analyze the Company's competitive position in its industry and the factors affecting its business, including management's evaluation of its resource properties. Stockholders should understand that each of the foregoing risk factors, in addition to those discussed elsewhere in this document and in the documents which are incorporated by reference herein, could affect the future results of EPAR, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference herein. In addition there can be no assurance that EPAR and its Board have correctly identified and assessed all of the factors affecting the Company's business.

                           PART II - OTHER INFORMATION



Item 1.           Legal Proceedings

                  In December, 1998 a subcontractor filed a lawsuit in Utah state court against the Company seeking $60,000 for the breach of an alleged oral employment agreement. The Company has filed a motion to dismiss for lack of personal jurisdiction. The Company intends to defend the case vigorously. At September 30, 2000 this suit remains outstanding. No amounts were recorded in the financial statement.

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

                  NONE

Item 5.           Other Information

                  NONE

Item 6.           Exhibits and Reports on Form 8-K

                  October 26, 2000 reporting the change in President and CEO to Barry N. Klein on form 8-K.

                  Exhibit 27; enclosed herewith page 13.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       EUROPEAN AMERICAN RESOURCES, INC.
                                       (FORMERLY MERLIN MINING CO.)
                                       ----------------------------




Dated: November 15, 2000                By: /s/ Barry N. Klein
                                      ----------------------------------
                                        Barry N. Klein, CEO