Form 10KSB
period 2000-12-31
EUROPEAN AMERICAN RESOURCES INC
filed 2001-04-19
CIK 789949

FORM 10-KSB
                                   -----------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 33-3492-D

       EUROPEAN AMERICAN RESOURCES, INC. (Formerly Merlin Mining Company)
             (Exact name of registrant as specified in its charter)

       Delaware                                                   87-0443214
------------------------------                               -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation of organization)                              Identification No.)

13900 SW 24th Street, Davie, Fl                                     33325
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (954)916-3874

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                 --------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KB or any amendment to it. [X]

As of March 31, 2001, the Issuer had outstanding 17,094,908 shares of its common stock, as adjusted, par value $0.0001 per share. As of March 31, 2001, 10,229,958 shares were held by non affiliates with an aggregate market value of $2,077,705.

                                     PART I

Item 1. Business.
        ---------

        General Development of Business
        -------------------------------

     The Company was incorporated in the State of Delaware on July 6, 1987. We are a Junior Mining Company. Since inception, the Company has acquired various mining rights and has held up to as many as approximately 6,700 patented, unpatented lode, mill sites and placer claims on certain properties located throughout the State of Nevada. During 2000 the Company controlled 638 of such claims at the beginning of the year, approximately 192 of which were subject to an appeal with the IBLA for the "overstaking" by the same mining company in which the Company has entered into an "Earn-In," exploration joint venture agreement, Homestake Mining Company. The joint venture agreement included provisions whereby we agreed to drop our appeal and we have agreed to forego the 192 claims in the Spring Valley region. The Company has recorded a reduction to resource properties of $116,736 in 1999, to reflect the removal of these claims. During the year ended December 31, 2000 the Company waived its rights to approximately 727 claims and received a refund of $391,333 of BLM fees for claims and costs with an aggregate carrying value of $413,281, resulting in a $21,940 charge to operating expenses during the year ended December 31, 2000. At December 31, 2000, the Company's interest in the joint venture contains 103 of the 109 claims the Company now controls. Certain of these rights were acquired by agreements to pay an aggregate total royalty based upon various percentages of the net profits delivered from the properties computed by a predefined formula. Since acquisition of these properties, the Company has not commenced any extractive mining operations.

     Our current interest in the joint venture includes substantially all of the claims the Company now controls. Over the past three years the Company has primarily concentrated its efforts on the 62 patented claims and mill sites and 47 unpatented claims in the Prospect Mountain region, which in May of 1998 the Company renegotiated and closed title to these claims. The Company's claim sites in this region are within approximately one mile of the Archimedes (Ruby Hill) open pit, an actively producing gold mining operation, which is owned by Homestake Mining Company. On February 18th the Company agreed with Homestake to a joint venture agreement whereby Homestake has committed to invest a minimum of $2,000,000 to maintain, explore or develop the area of interest which includes 56 of our 62 patented claims and 47 of our unpatented claims as well as approximately 30 claims they control. In addition to the excitement over the quantities of resources exhibited at Homestake's Archimedes Open Pit, the extraction costs are some of the lowest reported in the industry ($104 per ounce in 1999 and $106 in 2000). Although this provides no assurance in itself that the joint venture claims in this region can provide similar results, management considers this to be our best action to exploit its claims in this region. It should be noted that these claims are subject to a net smelter agreement with the former sellers (see Commitments included in the financial statements included in Item 13).

     The validity of the 47 remaining unpatented mining claims are subject to inherent uncertainties. Apart from 62 patented lode claims in the Prospect Mountain region, most of the unpatented claims are leased from the Bureau of Land Management. Such claims are located on federal land pursuant to procedures established by the General Mining Law of 1872, as amended. Unpatented claims, when properly located, staked, and posted according to regulation, give the claimant possessory rights only. The cost of these claims are now being borne by the joint venture.

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

     The  following  chart  sets forth the mining  claims  now  retained  by the
Issuer:

                                      TABLE
                                      -----
        EUROPEAN AMERICAN RESOURCES, INC. - MINING CLAIMS RETAINED AS OF
                                DECEMBER 31, 2000

                       Mining Approx.   State of Nevada             Number of
Project Name             District           County                   Claims

*Diamond Silverado
 (substantially all
  of which are
  included in joint
  venture)                Eureka            Eureka                47 (Plus 62 *
                                                                    Patents &
                                                                    Mill Sites)

                            TOTAL                                      103
                                                                       ===

*103 of these claims, including 56 patented claims and 47 unpatented claims in the Diamond Silverado Project in Eureka have been contributed to the "Earn-In," exploration joint venture.

     During the year, geological results indicate that the Company has yet to prove its reserves, however results have indicated the Company's claims do have indications that productive reserves for certain claims are probable. Since these claims are not proven, estimates of their potential value are not available at this time.

     Description of Securities
     -------------------------

     The Issuer has 250,000,000 shares of common stock authorized at a par value of $.0001; and 25,000,000 shares of convertible preferred stock authorized at a par value of $.0001, of which none are issued or outstanding.

     Competition
     -----------

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

     Employees
     ---------

     In 1999 and 2000 the Company compensated 2 and 1 person as contractual consultants, respectively. Until active mining operations are commenced, the present management has made a concerted effort to keep employee compensation at a minimum.


Item 2.  Properties.
         -----------

     The Company maintained its offices at 13900 SW 24th Street, Davie, Florida 33325 and at 91 South Main Street, P.O. Box 1066, Eureka, NV 89316.

Item 3.  Legal Proceedings.
         ------------------

     The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of its business. It does not believe that any pending or threatened proceeding related or other matters, or any amount which it may be required to pay by reason thereof, will have a material adverse effect on the financial condition or future results of operations of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ----------------------------------------------------------------------

     (a) Market Prices of Common Stock
         ------------------------------
     The primary market for our common stock is the Nasdaq OTC Bulletin Board, where it trades under the symbol "EPAR". The following table sets forth the high and low closing bid prices for the shares for the periods indicated as provided by the NASD's OTCBB System. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

2000              First Quarter               $1.69                  $ .75
----
                  Second Quarter              $1.06                  $ .59
                  Third Quarter               $1.09                  $ .52
                  Fourth Quarter              $ .72                  $ .19

1999              First Quarter               $0.63                  $2.00
----
                  Second Quarter              $0.66                  $1.63
                  Third Quarter               $0.69                  $1.03
                  Fourth Quarter              $0.73                  $1.43

     (b) Shareholders.
         ------------
     As of March 31, 2001 the Company had 17,904,908 shares of common stock outstanding, held by individual shareholders and brokerage firms and/or clearing houses, holding the Company's common shares in street names for their clients. The Company believes that there are approximately 1,930 beneficial owners of its common stock.

     (c) Dividends.
         ---------
     The Company has not paid or declared any dividends upon its Common Stock since its inception and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         and Plan of Operations
         ----------------------

     The following is management's discussion and analysis of certain significant factors which have affected the Company' financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of the Company's current management.

                              RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2000 vs. December 31, 1999

     The Company recorded a net loss of $1,206,761 for the year ended December 31, 2000 as compared to a loss of $849,812 for the year ended December 31, 1999. This represents a loss per common share of $.07 for 2000 vs. $.05 for 1999. The primary fluctuations were the decreases in stock based compensation from $112,350 in '99 to $85,313 in '00 and an increase of total other expenses from $31,839 in '99 to $323,490 in '00. Included in operating costs for 1999 were $116,736 of reductions in resource property costs previously capitalized which were charged to operations as a result of the Company agreeing to forego 192 claims in the Spring Valley region of Eureka in connection with the joint venture agreement. During the year ended December 31, 2000 the Company waived its rights to approximately 727 claims and received a refund of $391,333 of BLM fees for claims and costs with an aggregate carrying value of $413,281 resulting in a $21,940 charge to operating expenses in 2000. In 1999 and again in 2000, the Company reserved $53,833 and $267,500 against its claims on foreign investments which it has pursued for several years. General and administrative expenses rose to $697,407 in 2000 as compared to $505,520 in 1999.

     The Company spent most of 1999 negotiating the "Earn-In", exploration joint venture agreement, executed in February, 2000 with Homestake Mining Company. The Company maintained its patented and unpatented claims with the BLM while it negotiated to attract the joint venture partner for all of its mining operations. On May 8, 1998, the Company entered into a significant commitment in connection with its acquisition of 62 patented and 47 unpatented claims in the Prospect Mountain region. The Company's geological efforts focused on these claims due to the success of it 1997 drilling program and Homestake's Archimedes (Ruby Hill) pit (operation), which is within approximately one mile from these claims of the Company. The Company is as excited about its proximity to the Ruby Hill Pit as it is with the extractive costs cited by Homestake in the region.


Plan of Operations
------------------

     As of February 18, 2000, the earn-in and joint venture agreements with Homestake Mining for an area of interest, which contains 103 of EPAR's Prospect Mountain claims were finalized. Homestake also agreed to contribute approximately 30 claims in the area of interest. The joint venture plans to obtain mining rights for additional claims within the area of interest from third parties. Homestake is the manager of the joint venture and has committed to expend a $300,000 minimum on exploratory and development costs in the first round of the agreement by the end of 2000. In total, Homestake has committed to spend a minimum of $2,000,000 by the end of 2002 and in turn will be vested with 51% in the joint venture. Upon the completion of a feasibility study with the recommendation to enter mining, Homestake will then become 70% vested in the joint venture, with the Company the holder of the remaining 30%.

     Management is looking forward to working with Homestake Miming to realize its investment in the joint venture. Starting this Spring the Company expects to announce certain preliminary results from Homestake's geological work during the first year of the joint venture. The Company also plans to further reduce its debt and take on new investors to have sufficient working capital to explore other ventures in the extraction industry, or otherwise pursue other avenues to enhance overall shareholder value.

Liquidity and Capital Resources
-------------------------------

     At December 31, 2000 the Company had a working capital deficit of $341,813.

     As a result of anticipated capital expenditures and operating losses, we may raise additional capital through the issuance of common stock to sophisticated investors in a transaction exempt from registration pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933 as well as the potential assignment of certain interests in the joint venture. As a result of existing credit facilities and potential private offerings, we anticipate having sufficient working capital through the end of fiscal year ending 2001 and beyond. We believe the co-venture with Homestake gives this project the substantial backing needed to exploit the Company's claims.

Forward looking and other statements
------------------------------------

     We have made statements in this document that are forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our fiscal condition; or (3) state other "forward looking" information.

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

     For further information visit the Company's website at "EPAR.COM".


     Inflation
     ---------

     The rate of inflation has had little impact on the Company's results of operations and is expected to not have a significant impact on continuing operations.


Item 7. Financial Statement and Supplementary Data.
        -------------------------------------------

     See Item 13.


Item 8. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure.
        ---------------------

     None.

                                    PART III

Item 9. Directors and Executive Officers of Registrant.
        -----------------------------------------------

     (a) Directors and Officers. The following schedule sets forth the name of each director and officer of the Company and the nature of all positions, and offices with the Company presently held by them. Each director and officer, has been elected by majority vote as of October 26, 2000 and February 7, 2001 at special shareholders meetings.

     The executive officers and directors of the Company are as follows:

           Name                           Position Held
           -------------------            --------------
           Mark Beloyan                   President & CEO
           John Sgarlat                   Director
           Evangelos Kechayans            Director

     Mark Beloyan is licensed with the SEC, NASD, and state agencies. Mark Beloyan has over 15 years experience as an Investment executive and a broker. He is the President of Beloyan Investment Securities, Inc., a fully licensed broker dealer. He is a graduate of Temple University with a Bachelor of Business Administration majoring in marketing and management. He has worked in the public arena as a stockbroker, and investment banker, has participated in many private placements and has done various mergers/acquisitions. Mr. Beloyan is also a Member of the NASD Board of Arbitrators.

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

Item 10. Executive Compensation.
         ----------------------

         The following table sets forth the renumeration paid or accrued by the Company during the fiscal year ending December 31, 2000, to each of its Chief Executive Officer, its officers and directors, and to all officers and directors as a group.


                                                                Securities of
                                                  Salaries         Property
                                               Management Fees     Insurance
Name of Individual                             Directors' Fees    Benefits or
or Number of Persons         Capacities in     Commission and     Repayment of
in Group                     Which Served         Bonuses      Personal Benefits
----------------------       -------------     --------------  -----------------
Mark Beloyan                 Director/CEO/  (1)      -                  -
                             President

Barry Klein                  Director/CEO/  (2)    $ 17,775             -
                             Interim
                             President

Martin Sportschuetz          Director/CEO/  (3)    $ 42,000       105,000 shares
                             President

Dale M. Hendrick             Director/      (4)      -                  -
                             Chairman

Robert C. Bryce, P.Eng       Director       (4)                         -

John Sgarlat                 Director                -                  -

Evangelos Kechayans          Director                -                  -
                                                  -------     ------------------

Officers and Directors
as a group                   -                   $ 59,775     105,000 shares
                                                 ========     =======

                                                              $ 6,296 Health (3)
                                                              ======= Benefits

(1)      Effective February 7, 2001
(2)      Interim President from October 26 through February 7, 2000
(3)      President through October 26, 2000.
(4)      Resigned, effective April 4, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following table sets forth the number of Common Shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Director of the Company and by each person owning five percent or more of the Company's outstanding shares, as of March 31, 2001.

                                     Amount and
                                     Nature of
                                     Beneficial                 Percentage of
Name and Address                      Ownership                  Class Owned
----------------               ----------------------------     ------------

Mark Beloyan (1)               250,000      President & CEO         1.5%
Florida Resident

Martin Sportschuetz            715,000      Former Chairman &       4.2%
Florida Resident                             President

Dale M. Hendrick, P. Eng.      375,500      Former Technical        2.1%
Canadian Resident                            Director

Carl Leaman (2)                111,400      Former Director          .7%
Georgia Resident

John Sgarlat                         0      Director                  0%
Florida Resident

Evangelos Kechayans                  0      Director                  0%
Athens, Greece

George Whitney (3)           2,870,000      Shareholder            16.8%
                             ---------                           -------
Florida Resident

Total                        4,321,900                             25.3%
                             =========                           =======


(1) Includes restricted 200,000 shares issued on April 10, 2001 in connection with his employment contract.

(2)  Includes 90,000 shares held by First Leaman Family Trust

(3) Includes 670,000 held by Hi Point Corp., a company owned 100% by Mr. Whitney. Includes 1,500,000 shares issued on April 10, 2001 for the cancellation of certain debt and options held by Mr. Whitney.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

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

Effective May 1999, the Company issued 105,000 shares of common stock to a former president valued at $1.08 per share or $112,350, which as included in stock based compensation expense for 1999.

Effective May 2000, the Company issued 105,000 shares of common stock to a former president valued at $.8125 per share, or $85,313, which is included in stock based compensation.

In November 2000, the Company issued 300,000 shares in connection with consulting services.

On April 10, 2001, the Company issued 1,500,000 shares, valued at $346,669 for the forgiveness of notes and accrued interest through that date. For accounting purposes these shares are treated as outstanding on December 31, 2000.

In April 2001, the Company issued 200,000 shares to its current president in connection with his management consulting agreement.

                                     PART IV



Item 13. Exhibits, Financial Statement Schedules.
         ----------------------------------------

     (1) The following financial statements are included herein and commence on page F-1 as follows:




Independent Auditors' Report - Schuhalter, Coughlin & Suozzo, LLC            F-1

Balance Sheet, December 31, 2000                                             F-2

Statement of Operations, for the Two Years Ended December 31, 2000
         and From July 6, 1987 (Date of Inception) to December 31, 2000      F-3

Statements of Changes in Stockholders' Equity From Inception on
         July 6, 1987 through December 31, 2000                              F-4


Statement of Cash Flows for the Two Years Ended December 31, 2000
         and from July 6, 1987 (Date of Inception) to December 31, 2000      F-8

Notes to Consolidated Financial Statements                                  F-10

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
European American Resources, Inc.
13900 SW 24th Street
Davie, FL  33725


We have audited the accompanying balance sheet of European American Resources, Inc. (an Exploration Stage Company) as of December 31, 2000 and the related statements of operations for the two years then ended, shareholders' deficit accumulated during the Exploration Stage, and for the period from July 6, 1987 (Date of Inception) through December 31, 2000 and the statements of cash flows for the two years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of European American Resources, Inc. at December 31, 2000 and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.




                                       /s/ Schuhalter, Coughlin & Suozzo, LLC
                                       --------------------------------------
                                           Schuhalter, Coughlin & Suozzo, LLC


Raritan, New Jersey

April 10, 2001

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2000


      Assets

Current Assets
 Cash and cash equivalents                                         $        147
 Prepaid expenses                                                        25,000
                                                                   ------------

      Total Current Assets                                               25,147

Exploration joint venture                                             2,380,265

Property and equipment, at cost, net of accumulated
 depreciation of $7,205                                                   5,315

Other Assets
 Other Assets                                                               500
                                                                   ------------

      Total Other Assets                                                    500
                                                                   ------------

      Total Assets                                                 $  2,411,227
                                                                   ============


     Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable and accrued expenses                                  366,960
                                                                   ------------

      Total Current Liabilities                                         366,960

Commitments                                                                --

Other liabilities, related parties, expected to be
  converted to equity                                                   201,735

Stockholders' Equity
 Preferred stock; $.0001 par value, 25,000,000 shares
    authorized, no shares issued or outstanding                            --
 Common stock; $.0001 par value, 250,000,000 shares
    authorized, 18,194,908 shares issued
    and outstanding                                                       1,819
 Additional paid in capital                                          11,502,425
 Deficit accumulated during the exploration stage                    (9,661,762)
                                                                   ------------

      Total Stockholders' Equity                                      1,842,532
                                                                   ------------

      Total Liabilities and Stockholders' Equity                   $  2,411,227
                                                                   ============






The accompanying notes are an integral part of these financial statements.


                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                             From
                                                                         July 6, 1987
                                                                           (Date of
                                              For the Years Ended        Inception) to
                                                   December 31,           December 31,
                                              1999            2000            2000
                                          ------------    ------------    ------------
Revenues

  Sales                                   $       --      $       --      $     29,028
                                          ------------    ------------    ------------

Operating Expenses
 Operating costs                               193,536          98,047       3,960,767
 General and administration                    505,520         697,407       3,254,934
 Depreciation and amortization                   6,567           2,504         326,531
 Stock based compensation                      112,350          85,313       1,347,938
 Royalty Expense                                  --              --            43,960
                                          ------------    ------------    ------------

   Total Operating Expenses                    817,973         853,308       8,934,130
                                          ------------    ------------    ------------

Loss from operations                          (817,973)       (853,308)     (8,905,102)

Other Income (Expense)
 Interest income                                  --              --           316,963
 Interest expense                              (25,423)        (55,990)       (194,513)
 Settlement (expense) income                    50,000            --             3,516
 Loss on the sale of assets                     (2,583)           --           (14,755)
 Earnings on managed foreign investment           --              --           190,569
 Net realized losses on marketable
   securities                                     --              --          (256,668)
 Gain on cancellation of long term
   debt-related party                             --              --           500,000
 Loss on write off related party
   receivable                                     --              --           (15,980)
 Reserve for claim on foreign
   investment                                  (53,833)       (267,500)     (1,285,792)
                                          ------------    ------------    ------------

    Total Other Income (Expense)               (31,839)       (323,490)       (756,660)
                                          ------------    ------------    ------------

Loss before income taxes                      (849,812)     (1,206,761)     (9,661,762)

Income tax expense                                --              --              --
                                          ------------    ------------    ------------

Net Loss                                  $   (849,812)   $ (1,206,761)   $ (9,661,762)
                                          ============    ============    ============

Basic Loss Per Common Share               $       (.05)   $       (.07)
                                          ============    ============

Average Common Shares Outstanding           16,297,295      16,556,038
                                          ============    ============








The accompanying notes are an integral part of these financial statements.
                                                                             F-3




                            EUROPEAN AMERICAN RESOURCES, INC.
                             (AN EXPLORATION STAGE COMPANY)
                            STATEMENT OF STOCKHOLDERS' EQUITY
                FROM INCEPTION ON JULY 6, 1987 THROUGH DECEMBER 31, 2000

                                                                                 Deficit
                                                                               Accumulated
                                                                   Additional   During the
                                               Common Stock          Paid In    Exploration
                                           Shares       Amount       Capital       Stage
                                         ----------   ----------   ----------   ----------
Balance, July 6, 1987                          --     $     --     $     --     $     --

Shares issued to officers
 and directors of the
 Company and other
 individuals, for cash July
 through September, 1997                  1,000,000          100      371,783         --

Net loss for the period
 ended December 31, 1987                       --           --           --        (95,060)
                                         ----------   ----------   ----------   ----------

Balance, December 31, 1987                1,000,000          100      371,783      (95,060)

Effect of recapitalization
 of Paradise Valley Mining,
 Inc. on March 11, 1988                   1,000,000          100      200,418         --

Shares sold by private
 placement for cash at $1.00
 per share in July, 1988,
 net of $4,808 in offering
 costs                                      151,000           15      146,177         --

Shares sold by private
 placement for cast at $0.33
 per share in October, 1988                 150,000           15       49,985         --

Net loss for the year ended
 December 31, 1988                             --           --           --       (275,547)
                                         ----------   ----------   ----------   ----------

Balance, December 31, 1988                2,301,000          230      768,363     (370,607)

Shares sold by private placement
 for cash at $10.00 per share during
 April through June 1989, net of
 $518,576 in offering costs                 429,374           43    3,774,785         --

Shares issued in payment of
 interest at $10.00 per
 share during April and May 1989              2,991         --         29,918         --

Net loss for the year ended
 December 31, 1989                             --           --           --       (463,583)
                                         ----------   ----------   ----------   ----------

Balance, December 31, 1989                2,733,365   $      273   $4,573,066   $ (834,190)
                                         ----------   ----------   ----------   ----------





The accompanying notes are an integral part of these financial statements.
                                                                             F-4




                          EUROPEAN AMERICAN RESOURCES, INC.
                           (AN EXPLORATION STAGE COMPANY)
                          STATEMENT OF STOCKHOLDERS' EQUITY
              FROM INCEPTION ON JULY 6, 1987 THROUGH DECEMBER 31, 2000

                                                                          Deficit
                                                                        Accumulated
                                                            Additional   During the
                                      Common Stock           Paid In     Exploration
                                  Shares        Amount       Capital        Stage
                               -----------   -----------   -----------   -----------
Balance, January 1, 1990         2,733,365   $       273   $ 4,573,066   $  (834,190)

Net loss for the year ended
 December 31, 1990                    --            --            --      (1,620,689)
                               -----------   -----------   -----------   -----------

Balance, December 31, 1990       2,733,365           273     4,573,066    (2,454,879)

Net loss for the year ended
 December 31, 1991                    --            --            --        (477,967)
                               -----------   -----------   -----------   -----------

Balance, December 31, 1991       2,733,365           273     4,573,066    (2,932,846)

Shares sold by private
 placement for cash at
 $.2714 per share during
 September, 1992                 7,000,000           700     1,899,300          --

Net loss for the year ended
 December 31, 1992                    --            --            --        (694,935)
                               -----------   -----------   -----------   -----------

Balance, December 31, 1992       9,733,365           973     6,472,366    (3,627,781)

Net loss for the year ended
 December 31, 1993                    --            --            --        (730,281)
                               -----------   -----------   -----------   -----------

Balance, December 31, 1993       9,733,365           973     6,472,366    (4,358,062)

Net loss for the year ended
 December 31, 1994                    --            --            --        (332,383)
                               -----------   -----------   -----------   -----------

Balance, December 31, 1994       9,733,365           973     6,472,366    (4,690,445)

Net loss for the year ended
 December 31, 1995                    --            --            --        (249,838)
                               -----------   -----------   -----------   -----------

Balance, December 31, 1995       9,733,365           973     6,472,366    (4,940,283)
 net loss for the year ended
 December 31, 1996                    --            --            --        (116,786)
                               -----------   -----------   -----------   -----------

Balance, December 31, 1996       9,733,365   $       973   $ 6,472,366    (5,057,069)
                               -----------   -----------   -----------   -----------













The accompanying notes are an integral part of these financial statements.
                                                                             F-5




                             EUROPEAN AMERICAN RESOURCES, INC.
                              (AN EXPLORATION STAGE COMPANY)
                             STATEMENT OF STOCKHOLDERS' EQUITY
                 FROM INCEPTION ON JULY 6, 1987 THROUGH DECEMBER 31, 2000

                                                                                 Deficit
                                                                               Accumulated
                                                                Additional     During the
                                         Common Stock             Paid In      Exploration
                                     Shares         Amount        Capital         Stage
                                  -----------    -----------    -----------    -----------
Balance, January 1, 1997            9,733,365    $       973    $ 6,472,366    $(5,057,069)

Retirement of shares for
 distribution rights               (2,187,500)          (219)      (437,281)          --

Shares sold for $1.00 per
 share in private place-
 ments during the year,
 net of $109,925 offering
 costs                              2,075,000            208      1,964,867           --

Shares issued for services
 in connection with the
 employment agreement of
 the former president
 valued at $1.00                      400,000             40        399,960           --

Shares issued for
 cancellation of debt to
 related party, valued at
 $.70 per share                       357,143             36        249,963           --

Shares issued for exploration,
 market making services and
 reactivation services rendered
 through December 31, 1997,
 valued at, $1.16, $1.00 and
 $.70 per share                     1,025,000            102        814,898           --

Net loss for the year
 ended December 31, 1997                 --             --             --       (1,380,330)
                                  -----------    -----------    -----------    -----------

Balance, December 31, 1997         11,403,008    $     1,140    $ 9,464,773    $(6,437,399)
                                  -----------    -----------    -----------    -----------





The accompanying notes are an integral part of these financial statements.
                                                                             F-6




                             EUROPEAN AMERICAN RESOURCES, INC.
                              (AN EXPLORATION STAGE COMPANY)
                             STATEMENT OF STOCKHOLDERS' EQUITY
                 FROM INCEPTION ON JULY 6, 1987 THROUGH DECEMBER 31, 2000

                                                                                 Deficit
                                                                                Accumulated
                                                                Additional      During the
                                        Common Stock              Paid In       Exploration
                                   Shares           Amount        Capital           Stage
                                ------------    ------------    ------------    ------------
Balance, January 1, 1998          11,403,008    $      1,140    $  9,464,773    $ (6,437,399)

Shares issued for services
 and additions to resource
 properties at $1.21, $.85
 and $.77                            995,900             100         834,715            --

Shares issued to retire
 distribution rights and
 settlement                        4,156,250             416         833,569            --

Retirement of shares in
 connection with termination
 of employment agreement with
 the former president               (350,000)            (35)       (349,965)           --

Net loss for the year ended
 December 31, 1998                      --              --              --        (1,167,790)
                                ------------    ------------    ------------    ------------

Balance, December 31, 1998        16,205,158           1,621      10,783,092      (7,605,189)

Shares issued for services
 and additions to resource
 properties at $1.08 and
 $ 80                                160,000              16         156,334            --

Retirement of shares in
 connection with termination
 of employment agreement
 with the former president           (49,750)             (5)        (49,995)           --

Net loss for the year ended
  December 31, 1999                     --              --              --          (849,812)
                                ------------    ------------    ------------    ------------

Balance, December 31, 1999        16,314,908           1,632      10,889,431      (8,455,001)

Shares issued for services
 at $.73 and $.67                    380,000              37         266,525            --

Shares issued to settle loan       1,500,000             150         406,519            --

Net loss for the year ended
  December 31, 2000                     --              --              --        (1,206,761)
                                ------------    ------------    ------------    ------------

Balance, December 31, 2000        18,194,908    $      1,819    $ 11,562,475    $ (9,661,762)
                                ============    ============    ============    ============



The accompanying notes are an integral part of these financial statements.
                                                                             F-7




                          EUROPEAN AMERICAN RESOURCES, INC.
                              STATEMENTS OF CASH FLOWS
                           (AN EXPLORATION STAGE COMPANY)
                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                            From
                                                                        July 6, 1987
                                                                          (Date of
                                                For the Years Ended      Inception) to
                                                    December 31,         December 31,
                                               1999           2000           2000
                                            -----------    -----------    -----------
Cash Flows Operating Activities

  Net Loss                                  $  (849,812)   $(1,206,761)   $(9,661,762)

Adjustments to reconcile net loss
 to net cash provided (used) by operating
 activities:
 Depreciation and amortization                    6,567          2,504        326,531
 Reserve for claim on foreign
  investment                                     53,833        267,500      1,285,792
 Issuance of common stock charged
  to expense                                    112,350        266,563      1,675,672
 Adjustments to resource properties
  charged to operations                         116,736          1,933      1,742,979
 Loss on the sale of fixed assets                 2,573           --           14,755
 Earnings on managed foreign
  investment                                       --             --         (190,569)
 Losses on marketable securities                   --             --          156,668
 Gain on cancellation of long term
  debt - related party                             --             --         (500,000)
 Loss on write off - related party
  receivable                                       --             --           15,980

 Changes in assets and liabilities:
   (Increase) decrease in prepaid
     expenses                                      --           27,533        (25,000)
   (Decrease) increase in accounts
      payable and accrued expenses               76,163        135,110        366,960
   (Increase) decrease in other assets           (7,356)        51,664           (500)
   (Increase) decrease in deferred
     offering costs                              62,500           --             --
   (Increase) in interest receivable
     - affiliate                                  1,821           --           (1,618)
   Increase in accrued interest                    --           43,264         43,264
                                            -----------    -----------    -----------
      Total Adjustments                         425,187        796,071      4,910,914
                                            -----------    -----------    -----------

Net Cash Used by Operating Activities          (424,625)      (410,690)    (4,750,848)
                                            -----------    -----------    -----------







The accompanying notes are an integral part of these financial statements.
                                                                             F-8

                        EUROPEAN AMERICAN RESOURCES, INC.
                     STATEMENTS OF CASH FLOWS - (CONTINUED)
                         (AN EXPLORATION STAGE COMPANY)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                       From
                                                                    July 6, 1987
                                                                     (Date of
                                           For the Years Ended     Inception) to
                                               December 31,         December 31,
                                          1999          2000           2000
                                        ----------   -----------    -----------

Cash Flows From (Used In) Investing
  Activities
 Investment in foreign managed funds          --            --       (2,250,000)
 Foreign investment withdrawals               --            --          964,208
 Investment in marketable securities          --            --         (256,668)
 Proceeds from sale of assets               14,100          --          188,251
 Advance to affiliate                         --            --          (75,980)
 Repayment from affiliate                     --            --           50,000
 Resource properties                      (103,341)      391,333     (3,329,039)
 (Additions to) reimbursements from
   joint venture                              --          73,476         73,476
 Purchase of fixed assets                     --            --         (359,980)
                                        ----------   -----------    -----------
      Net Cash Provided (Used In)
        Investing Activities               (89,241)      464,809     (4,995,732)
                                        ----------   -----------    -----------


Cash Flows from Financing Activities
 Proceeds from issuance of common
   stock, net of offering costs of
   $622,309 from inception                    --            --        8,543,252
 Proceeds from issuance of notes
  payable to related parties                  --            --          399,093
 (Repayment) proceeds of notes
   payable - related party (net)           494,675       (56,200)       304,382
 Proceeds from long term debt -
  related parties                             --            --          500,000
                                        ----------   -----------    -----------
      Net Cash Provided By Financing
        Activities                         494,675       (56,200)     9,746,727
                                        ----------   -----------    -----------

Net Increase in Cash and Cash
  Equivalents                              (19,191)       (2,081)           147
Cash and Cash Equivalents at Beginning
  of Period                                 21,419         2,228           --
                                        ----------   -----------    -----------
Cash and Cash Equivalents at End of
  Period                                     2,228   $       147    $       147
                                        ==========   ===========    ===========




The accompanying notes are an integral part of these financial statements.
                                                                             F-9

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1 - BASIS  OF  FINANCIAL  STATEMENT  PRESENTATION  (AN  EXPLORATION  STAGE
         COMPANY)

          The Company was incorporated in the State of Delaware on July 6, 1987. Since inception, the Company acquired mining rights to mine precious metals for as many as approximately 6,700 claims; as of December 31, 2000 the Company is the holder of approximately 103 patented, unpatented lode, mill sites and placer claims on certain properties located throughout the State of Nevada, as the Company waived its rights to approximately 727 claims and received a refund of $391,333 of BLM fees for claims and costs with an aggregate carrying value of $413,281, resulting in a $21,940 charge to operating expenses during the year ended December 31, 2000. In February 2000, the Company contracted its rights to the 103 claims to a joint venture with Homestake Mining. The Company is Junior Mining Company.

          The Company has incurred material amounts for direct exploratory activity costs since acquisition of the right to these mining properties. In accounting for these costs the Company selected an accounting policy which capitalizes exploratory costs rather than expensing them as incurred. Amortization of these costs is to be calculated by the units of production method based upon proven or probable reserves. Costs incurred on properties later determined to be unproductive are expensed by the Company as that determination is made. In February 2000, the Company executed earn-in and joint venture agreements with Homestake Mining for an area of interest which contains 103 of EPAR's Prospect Mountain claims pursuant to a letter of intent signed in October, 1999. Homestake agreed to contribute approximately 30 claims in the area of interest. Homestake is the manager of the joint venture and committed in stage one to expend a minimum of $300,000 through the end of 2000. In total, Homestake has committed to spend a minimum of $2,000,000 through 2002 and in turn will be vested with 51% in the joint venture at that juncture. After completion of a feasibility study with the recommendation to enter mining, Homestake will become 70% vested. As of December 31, 2000, the Company has recorded $2,380,265 in total resource properties, all of which are included in exploration joint venture net of $73,476 received as a reimbursement from Homestake in connection with the joint venture. During the year ended December 31, 2000, the Company has foregone 727 claims with a carrying value of $413,282, including cash expenses of $20,015, and received a refund of prior fees paid to the BLM totaling $391,333, resulting in a charge to operating expenses of $21,948. If these remaining costs had been expensed rather than capitalized, the accumulated deficit at December 31, 2000 would have been $12,042,027 rather than $9,661,762.

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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 2 - LOSSES DURING THE EXPLORATION STAGE

          The Company has incurred operating losses totaling $9,661,762 from inception (July 6, 1987) through December 31, 2000.

          The Company is in the exploration stage and its present activities are focused on the exploration of substantially all of its claims in a joint venture with Homestake Mining. Because European American Resources is in the exploration stage, the accompanying financial statements should not be regarded as typical for normal operating periods.

          The Company believes that its remaining assets at December 31, 2000, along with cash flows expected to be generated from financings that are expected to close in the short term will be sufficient to fund the Company's operations through 2001. Additional funding will be required to complete the product deployment stage, and the transition, ultimately, to profitable operations. However, there can be no assurance that the Company will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          The following items represent a schedule of non-cash investing and financing activities:

                                                         1999        2000
                                                       --------    --------
         Issuance of common stock for services
         relating to capitalized resource properties   $ 44,000    $    -
                                                       ========    =========

         Issuance of common stock for the
         cancellation of debt and accrued interest     $    -      $ 346,669
                                                       ========    =========

          Operating activities include interest paid of $10,742 and $12,726 for the years ended December 31, 1999 and 2000 respectively.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

          Reclassification

          The financial statements presented for 1997 and from Inception on July 6, 1987 through December 31, 2000 have been reclassified to conform to the current year's presentation.

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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

          Impairment of Long-Lived  Assets and Long-Lived  Assets to Be Disposed
          Of

          In accordance with SFAS No. 121 "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews for the impairment of long-lived assets and certain identifiable intangibles to be held and used by the Company whenever events and changes in circumstances indicate that the carrying value of an asset may not be recoverable.

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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 4 - CLAIM RECEIVABLE

          The Company had previously entered into a managed investment agreement with Schwabische Finanz-und Unternehmensberatung Gmbh (SFU). The investment consisted of USD $2,250,000 which was being managed by SFU and was being held in accounts at Dominick & Dominick AG. The agreement commenced on September 25, 1992 and the funds were restricted from withdrawal until October 1993. The last records obtained which showed the funds intact were in 1993 and were invested with Dominick and Dominick AG. Management has determined to charge the expense and record the corresponding reserve in the amount of approximately $804,000 to 1993, the earliest period when the Company actually received detailed records and statements of its investments. This is consistent with the maturity date of October, 1993 of the original investment agreement. In 1997 the Company retained new counsel in Germany to finalize the recovery of these amounts if any, from the German fiduciary. The new counsel has advised the Company that the prospects for collection have improved due to changes in German laws. Counsel has also advised the Company to reduce the amount of its demand (an amount in excess of the remaining carrying value) to accelerate recovery. Accordingly, during the year ended December 31, 1998, the Company has further reserved an additional $160,667 against this claim. During 1999 the Company was advised that recovery may be realized within as soon as twelve months and as long as thirty six months, and therefore further reserved $53,833 representing the time value of money at 9%. During 2000 the Company reserved the remaining $267,500 balance of this claim as the Company continues to have difficulty collecting the same and the Company is presently negotiating the assignment of its rights to this claim with a potential investor.

          The Company will record as income any amounts recovered, net of expenses, in such period they are actually realized.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 5 - PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

                                                           December 31, 2000

          Office equipment                                      $ 12,520

          Less:  accumulated depreciation                         (7,205)
                                                             --------------
                                                                $  5,315

NOTE 6- INCOME TAXES

          No provision for income taxes have been made for the periods presented as the Company incurred losses during those periods.

          Deferred taxes consist of the following at December 31, 2000:

                  Total deferred tax assets                    $ 1,423,375
                  Less: Valuation allowance                     (1,423,375)
                                                               ------------

                  Net deferred tax assets                      $       0
                                                               ============

          Deferred tax assets are attributable to available net operating loss carryforwards. The valuation allowance was increased by $288,876 and decreased by $379,985 during the years ended December 31, 1999 and 2000, respectively.

          The Company has net operating loss carry forwards of approximately $4,186,400 which expire in various years through the year 2013. The amount of the operating loss carry forwards may be subject to annual limitations limited by IRS regulations as a result of the sale of a majority interest.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 7 - RELATED PARTY TRANSACTIONS

          On September 25, 1992, the Company issued 7,000,000 shares of its restricted common stock for $1,900,000 to a foreign investor, Trent, Ltd, a Company controlled by a former director, Mr. Jochen A. Brenner. At the time the shares were issued to Trent they represented approximately 71% of the issued and outstanding common stock of the Company. In addition, the Company also issued to Trent a $500,000 convertible debenture bearing interest at 8%. As a result of the issuance of the common stock and the convertible debenture, the Company was controlled by Trent. The accompanying financial statements include only the accounts of the Company and its subsidiaries and are not consolidated in any way with respect to Trent nor do they include any of the accounts of Trent. The proceeds from the stock issuance and debenture remained in the control of Mr. Brenner and SFU (See Note 4) and were invested in his name or the names of other entities under his control in certain pooled investments which were to be invested in foreign exchange forward contracts. All transactions were to be made at the risk of SFU, relieving the Company and the investment company from any and all liability. The invested funds were restricted as to withdrawal until October, 1993. While the invested funds were in the sole control of SFU, they had entered into an agreement with the Company to liquidate the foreign investments and deliver the funds to the United States for use by the Company beginning in October 1993. Between January 1, 1994 and December 31, 1995 the company confirmed the amounts with Mr. Brenner and a German fiduciary; and received partial payments totaling $964,208. SFU failed to return the balance of these funds. In 1996 the Company determined the debenture should be canceled in conjunction with the managed foreign investments and claim receivable, discussed in Note 4, retroactively to December 31, 1993.

          The Company received all working capital through September 30, 1987 from stockholder/officers. These parties agreed to have all payments through September 30, 1987 amounting to $371,883 credited to equity in exchange for 1,000,000 shares of common stock.

          In 1989, pursuant to the private placement of stock, the Company paid stock offering fees to related parties, including $30,000 paid to Merlin Equities, Inc., a broker-dealer and an affiliate of the president of the Company, at that time. Canopus, Ltd., a London-based entity and principal shareholder of the Company was paid $300,000. A total of $418,000 was paid to two officers of Harrier, Inc., a public corporation, for whom an officer of the Company served as financial consultant in raising equity funding.

          In 1997, the Company leased office space from an affiliate on a month to month basis via the assumption of the affiliates lease to a third party from September, 1997 through December 31, 1997. Rent expense paid to the third party was $4,687.

          In 1997 the Company issued 250,000 shares to an affiliate for investment banking services valued at $290,000.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 7 - RELATED PARTY TRANSACTIONS - (Continued)

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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 7 - RELATED PARTY TRANSACTIONS - (Continued)

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

          At December 31, 2000 the principle of $300,000 outstanding on this note plus accrued interest totaling $46,669 were recorded as common stock and additional paid in capital as this note plus accrued interest was canceled in exchange for 1,500,000 shares issued on April 10, 2001. Interest on this note was $10,669 in 1999 and $36,000 in 2000.

          In December 1998, an affiliate agreed to make $500,000 revolving credit available to the Company with interest at prime plus 2.5% available to the Company, on an as needed basis, secured by the Company's resource properties with no specific repayment terms. At December 31, 1999 $55,766 was outstanding. Interest expense on this note was $1,205 during 1999.

          During 1999 another affiliate agreed to advance $139,180 for expenses and cash with interest at 9%. Interest expense was $4,061 under this agreement for 1999.

          During 2000, these notes were combined and net of advances, this creditor was repaid $56,200. Interest expense for the year ended 2000 was $7,264.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

          In order to maintain the Company's current unpatented mineral lease claims [See Note 1], the Company must pay an annual rental fee of $100 per claim to the Bureau of Land Management. The fees have been paid through August 31, 1999. During 1997, some of these properties were "overstaked" by a third party and the Company has won a stay of decision from the finding of the Bureau of Land Management(BLM), which has caused this overstaking, pending the review of the Interior Board of Land Appeals(IBLA) relating to this claim. The Company does not expect the result of this review, regardless of outcome, to have an adverse effect on the carrying value of the resource properties. The Company did however agree to forego its rights to 192 claims in connection with its joint venture agreement discussed in Note 10, and has reduced resource properties by $116,736 during 1999. During 2000, the Company has foregone all of its claims other than the 109 claims which include the 103 claims contributed to the joint venture. The co-venturer Homestake agreed to pay BLM fees on the claims in the joint venture.

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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 8 - COMMITMENTS AND CONTINGENCIES - (continued)

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

          Reserved Shares
          ---------------

          In connection with the February agreement with Homestake, the Company agreed to reserve 1,000,000 shares for issuance to secure this commitment.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 8 - COMMITMENTS AND CONTINGENCIES - (continued)


          Other Commitments
          -----------------

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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 9 - COMMON STOCK

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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 9 - COMMON STOCK - (continued)

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

          As discussed in Note 7, during 1999, the Company issued 100,000 restricted shares valued at $.77 per share, or $77,000; 105,000 restricted  shares  valued  at $.85  per  share,  or  $89,250;  90,000 restricted  shares  valued at $.85 per share,  or $69,300  and 400,000 restricted shares valued at $.77 per share, or $308,000 to various members of the Company's management team. Of these amounts $233,275 was added to resource properties and $310,275 was recorded as stock based compensation.

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

          During the year ended December 31, 2000, the company issued 380,000 shares to Consultants for services valued at $266,562.

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

          On April 10, 2000, the company retired these options and canceled its note payable to the accredited investor in exchange for 1,500,000 shares of the Company's common stock, which are treated as outstanding at December 31, 2000 for accounting purposes pursuant to FASB 128.

          Reserved Shares

          In February 2000 in connection with the earn-in joint venture agreement the Company pledged 1,000,000 shares as collateral to the holder of the royalty/rental commitment.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 10 - SUBSEQUENT EVENTS

          In March 2001, the Company issued 300,000 shares of its common stock to a Consultant for past and future services.

          In March 2001, the Company issued 100,000 shares of its common stock for interest in connection with a $100,000 demand loan.

          On April 4, 2001, the Company agreed to issue up to 2,800,000 shares of its common stock to another creditor in connection with the cancellation of up to $280,000 of notes and accrued interest and the assignment of the claim receivable (See Note 4).

          In April 2001, the Company issued 200,000 shares of its common stock to its current president in connection with an executive consulting agreement which also provides for annual compensation of $ 120,000 through February 2002.

          On April 10, 2001, the Company issued 1,500,000 shares of its common stock in connection with the cancellation of a note and accrued interest with a significant shareholder.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                          European American Resources, Inc.
                                   ---------------------------------------------
                                                   (Registrant)




                            By:       /s/       Mark Beloyan
                                 -----------------------------------------------
                                           Mark Beloyan, President & CEO


Dated:  April 17, 2001



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     NAME                                             CAPACITY
     ----                                             --------




/s/ Mark Beloyan                                     Mark Beloyan
--------------------------                           President & CEO


Dated:  April 17, 2001

                                     PART IV


ITEM 13 - EXHIBITS, SCHEDULES AND REPORTS ON FORM 8-K

     Following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

         EXHIBIT NUMBER
         REFERENCE DESCRIPTION

         (2a)* Articles of Incorporation, as amended

         (3b)* By-laws, as amended

          REPORTS ON FORM 8-K

          1.   Event dated October 26, 2000 re. change in president

          2.   Event  dated   November  22,  2000,   re.   special   meeting  of
               shareholders

          3.   Event dated February 11, 2001, re. change in president

          4. In connection with the filing of this instant form 10-KSB, the Company announces the resignation of two directors, Dale M. Hendrick P.Eng., and Robert C. Bryce, P.Eng. effective April 4, 2001.

          *    Incorporated by reference.