Form 10QSB
period 2001-03-31
EUROPEAN AMERICAN RESOURCES INC
filed 2001-05-15
CIK 789949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended March 31, 2001                Commission File No.33-2392-D


         European American Resources, Inc. (formerly Merlin Mining Co.)
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             87-0443214
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization                            Identification Number)


13900 SW 24th Street, Davie, Fl                                   33325
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)


Issuer's telephone number, (954)   916 - 3874
                            -------------------


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


The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2001 is 18,567,408 shares all of one class of $.0001 par value common stock.

               EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES
                          (FORMERLY MERLIN MINING CO.)



                                      INDEX
                                      -----

                                                                          PAGE

PART I            FINANCIAL INFORMATION

                  Balance Sheet - March 31, 2001                            1

                  Statements of Operations - Three Months Ended
                    March 31, 2001 and 2000                                 2

                  Three Statement of Cash Flows -Three
                    Months Ended March 31, 2001 and 2000                    3

                  Notes to Financial Statements                            4-7

                  Management's Discussion and Analysis of financial
                    conditions and results of operations                   8-9


PART II           OTHER INFORMATION

                  Item 1.           Legal Proceedings                       10

                  Item 2.           Changes in Securities                   10

                  Item 3.           Defaults Upon Senior Securities         10

                  Item 4.           Submission of Matters to a Vote of
                                      Security Holders                      10

                  Item 5.           Other Information                       10

                  Item 6.           Exhibits on Reports on Form 8-K         10

Signature Page                                                              11

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001


      Assets

Current Assets
  Cash and cash equivalents                                        $     76,960
  Prepaid expenses                                                       25,000
                                                                   ------------

      Total Current Assets                                              101,960

Exploration joint venture                                             2,380,265

Property and equipment, net of accumulated
  depreciation of $8,410                                                  4,110

Other Assets
  Other assets - security deposit                                           500
                                                                   ------------

      Total Other Assets                                                    500
                                                                   ------------

      Total Assets                                                    2,486,835
                                                                   ============



      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                                 440,403
                                                                   ------------

      Total Current Liabilities                                         440,403
                                                                   ------------

Convertible note payable                                                100,000

Other liabilities, related parties expected
 to be converted to equity                                              241,472

Stockholders' Equity
  Preferred stock; $.0001 par value, 25,000,000
    shares authorized, no shares issued or outstanding
  Common stock; $.0001 par value, 250,000,000
    shares authorized, 18,567,408 shares issued
    and outstanding                                                       1,857
  Additional paid in capital                                         11,589,268
  Deficit accumulated during the exploration stage                   (9,886,165)
                                                                   ------------

      Total Stockholders' Equity                                      1,704,960
                                                                   ------------

      Total Liabilities and Stockholders' Equity                   $  2,486,835
                                                                   ============

See notes to the consolidated financial statement.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS




                                                  For the Three Months Ended
                                                            March 31,
                                                    2000                2001
                                                ------------       ------------

Revenue
  Sales                                         $       --         $       --
                                                ------------       ------------

Operating Expenses
  Operating costs                                     19,700               --
  General and administrative                         232,435            208,466
  Depreciation and amortization                          626              1,205
                                                ------------       ------------

      Total Operating Expenses                       252,761            209,671
                                                ------------       ------------

Loss from operations                                (252,761)          (209,671)

Other Income (Expense)
 Interest expense                                    (16,325)           (15,550)
                                                ------------       ------------
  Total Other Income (Expense)                       (16,325)           (15,550)
                                                ------------       ------------

Loss before income taxes                            (269,086)          (225,221)

  Income tax expense                                    --                 --
                                                ------------       ------------

      Net Loss                                  $   (269,086)      $   (225,221)
                                                ============       ============


Basic Loss per share                            $      (.016)      $      (.012)
                                                ============       ============

Average common shares outstanding                 16,314,908         18,567,408
                                                ============       ============








See notes to the consolidated financial statement.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                                     For the Three Months Ended
                                                                March 31,
                                                            2000         2001
                                                         ---------    ---------

Cash Flows Operating Activities
 Net Loss                                                $(269,086)   $(225,221)
 Adjustments to reconcile net loss to net cash
    (used) by operating activities:
    Depreciation                                               626        1,205
    Issuance of common stock charged to expense               --         54,000
    Changes in assets and liabilities:
      Decrease in prepaid rent                              19,700         --
      Decrease (increase) in other assets                  (20,000)        --
      (Decrease) increase in accounts payable
        and accrued expenses                               201,947      101,049
                                                         ---------    ---------

      Net Cash Used by Operating Activities                (66,813)     (68,967)
                                                         ---------    ---------

Cash Flows From Investing Activities
 Cash received for (additions to) resource properties       55,000         --
                                                         ---------    ---------

      Net Cash From Investing Activities                    55,000         --
                                                         ---------    ---------

Cash Flows From Financing Activities
  Advances from (repayments to) related party               24,464       29,280
  Cash received from note payable                             --        100,000
  Cash received from issuance of common stock                 --         16,500
                                                         ---------    ---------

      Net Cash Provided By Financing Activities             24,464      145,780
                                                         ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents        12,651       76,813

Cash and Cash Equivalents at Beginning of Period             2,228          147
                                                         ---------    ---------

Cash and Cash Equivalents at End of Period               $  14,879    $  76,960
                                                         =========    =========











See notes to the consolidated financial statement.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     (For three months ended March 31, 2001)
                                   (Unaudited)


A.       BASIS OF PRESENTATION

         The Company was incorporated in the State of Delaware on July 6, 1987. Since inception, the Company acquired mining rights to mine precious metals for as many as approximately 6,700 claims; as of March 31, 2001 the Company is the holder of approximately 103 patented, unpatented lode, mill sites and placer claims on certain properties located throughout the State of Nevada, as the Company waived it's rights to approximately 727 claims and received a refund of $391,33 of BLM fees for claims and costs with an aggregate carrying value of $413,281, resulting in a $21,940 charge to operating expenses during the year ended December 31, 2000. In February 2000, the Company contracted its rights to the 103 claims to a joint venture with Homestake Mining. The Company is a Junior Mining Company.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The Company follows FASB 128 to compute earnings per share. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their affect is antidilutive. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on form 10-KSB for the year ended December 31, 2000.

         Supplemental schedule of cash flow from operations:

                                                   For the three
                                                   months ended
                                                     March 31,
                                               2000            2001
                                             --------        --------

      Interest paid                          $  2,643        $      -
                                             ========        ========

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                     (For three months ended March 31, 2001)
                                    Unaudited

B.       EXPLORATION JOINT VENTURE AND OTHER RESOURCE PROPERTIES

         The Company has incurred material amounts for direct exploratory activity costs since acquisition of the right to these mining properties. In accounting for these costs the Company selected an accounting policy which capitalizes exploratory costs rather than expensing them as incurred. Amortization of these costs is to be calculated by the units of production method based upon proven or probable reserves. Costs incurred on properties later determined to be unproductive are expensed by the Company as that determination is made. In February 2000, the Company executed earn-in and joint venture agreements with Homestake Mining for an area of interest which contains 103 of EPAR's Prospect Mountain claims pursuant to a letter of intent signed in October, 1999. Homestake agreed to contribute approximately 30 claims in the area of interest. Homestake is the manager of the joint venture and committed in stage one to expend a minimum of $300,000 through the end of 2000. In total, Homestake has committed to spend a minimum of $2,000,000 through 2002 and in turn will be vested with 51% in the joint venture at that juncture. After completion of a feasibility study with the recommendation to enter mining, Homestake will become 70% vested. As of March 31, 2001, the Company has recorded $2,380,265 in total resource properties, all of which are included in exploration joint venture net of $73,467 received as a reimbursement from Homestake in connection with the joint venture. During the year ended December 31, 2000, the Company has forgone 727 claims with a carrying value of $413,282, including cash expenses of $20,015, and received a refund of prior fees paid to the BLM totaling $391,333, resulting in a charge to operating expenses of $21,948. If these remaining costs had been expensed rather than capitalized, the accumulated deficit at March 31, 2001 would have been $12,266,430 rather than $9,886,165.

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

C.       RELATED PARTY TRANSACTIONS

         Amounts due to related party at March 31, 2001 totaled $241,172 and bear interest at rates from 12% to prime plus 2.5%. Interest expense on these loans was $2,950 for the three months ended March 31, 2001. This loan is expected to be converted to equity in the second quarter of 2001.

         During the quarter ended March 31, 2001, the Company agreed to settle a second loan with a major shareholder with accrued interest totaling

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     (For three months ended March 31, 2001)
                                    Unaudited




C.       RELATED PARTY TRANSACTIONS (Continued)

         $360,000 for 1,500,000 shares. These shares were issued on April 10, 2001 and recorded outstanding as of December 31, 2000. The $13,331 charged to interest expense during the quarter ended March 31, 2001 on this was credited to additional paid in capital.

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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     (For three months ended March 31, 2001)
                                   (Unaudited)


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

RESULTS OF OPERATIONS AND CURRENT METHOD OF OPERATION

Three Months Ended March 31, 2001 vs. March 31, 2000

The Company's results of operations for the three months ended March 31, 2001 consisted of a loss of $225,221 as compared to March 31, 2000 which consisted of a loss of $269,086 This represents a loss per share of $(.12) for the three months ended March 31, 2001 vs. $(.016) for March, 2000. The primary decrease in expenses were general and administrative, which were $208,466 in 2001 vs. $232,435 in 2000. These include $54,000 of Consulting fees paid in stock during 2001 compared to none for 2000. Interest expense was $15,550 for the three months ended March 31, 2001 vs. $16,325 for the three months ended March 31, 2000.

In February 2000 a definitive earn-in-exploration and joint venture agreement was entered into with Homestake Mining Company of California ("Homestake") regarding certain patented and unpatented mining claims and millsites, which represent all of the value attributed to the Company's resource properties as of March 31, 2001 located on Prospect Mountain in Eureka County Nevada.

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

Liquidity and Working Capital

The Company's working capital remained a deficit during the quarter ended March 31, 2001. At March 31, 2001 the Company had a working capital deficit of $338,443 as compared to a working capital deficit of $326,263 at December 31, 2000.

To supplement working capital the Company has relied upon a $500,000 revolving credit line, secured by the Company's resource properties, from an affiliate with interest at prime plus 2.5% and no specific repayment terms, of which the Company has borrowed $241,472 under this agreement and this is expected to be converted to equity. A different shareholder has agreed to lend the Company up to $1,000,000 at 12%, secured by the Company's resource properties. This note plus accrued interest was settled for 1,500,000 shares of the Company's common stock on April 10, 2001, which was reflected at December 31, 2000 for accounting purposes. During the quarter ended March 31, 2001 the Company borrowed $100,000 in a note as follows: Interest only through July 26, 2001, such interest to be paid with 100,000 restricted shares of the Company's common stock with piggy back registration rights. At maturity the holder has the option to convert the balance of the note into shares of the Company's common stock at $.10 per share. Management is also considering the issuance of its common stock, or otherwise increase equity, in private placement transactions, intended to be exempt from registration, to Sophisticated Investors to supplement its working capital.

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

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings
        -----------------

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

Item 2. Changes in Securities
        ---------------------

          NONE

Item 3. Defaults Upon Senior Securities
        -------------------------------

          NONE

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

          NONE

Item 5. Other Information
        -----------------

          NONE

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

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



                                       EUROPEAN AMERICAN RESOURCES, INC.
                                       (FORMERLY MERLIN MINING CO.)
                                       ----------------------------




Dated: May 14, 2001                By: /s/ Mark Beloyan
                                       ----------------------------------
                                       Mark Beloyan, CEO