Form 10KSB/A
period 2000-12-31
EUROPEAN AMERICAN RESOURCES INC
filed 2001-07-09
CIK 789949

FORM 10-KSB/A
                                  -------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

                                      TABLE
                                      -----

        EUROPEAN AMERICAN RESOURCES, INC. - MINING CLAIMS RETAINED AS OF
                                DECEMBER 31, 2000

                       Mining Approx.   State of Nevada        Number of
Project Name             District         County                Claims

*Diamond Silverado
 (substantially all
  of which are
  included in joint
  venture)              Eureka           Eureka                47 (Plus 62 *
                                                               Patents &
                                                               Mill Sites)


                                         TOTAL                      109
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

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
        ----------------------------------------------------------------------

     (a) Market Prices of Common Stock
         -----------------------------
     The primary market for our common stock is the Nasdaq OTC Bulletin Board, where it trades under the symbol "EPAR". The following table sets forth the high and low closing bid prices for the shares for the periods indicated as provided by the NASD's OTCBB System. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

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

     (b) Shareholders. As of March 31, 2001 the Company had 17,904,908 shares of
         ------------
common stock outstanding, held by individual shareholders and brokerage firms and/or clearing houses, holding the Company's common shares in street names for their clients. The Company believes that there are approximately 1,930 beneficial owners of its common stock.

     (c) Dividends.  The Company has not paid or declared any dividends upon its
         ---------
Common Stock since its inception and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

Item 6. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        and Plan of Operations
        ----------------------

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

                              RESULTS OF OPERATIONS


Twelve Months Ended December 31, 2000 vs. December 31, 1999

     The Company recorded a net loss of $1,206,761 for the year ended December 31, 2000 as compared to a loss of $849,812 for the year ended December 31, 1999. This represents a loss per common share of $.07 for 2000 vs. $.05 for 1999. The primary fluctuations were the decreases in stock based compensation from $112,350 in '99 to $85,313 in '00 and an increase in total other expenses from $31,839 in '99 to $323,490 in '00. Included in operating costs for 1999 were $116,736 of reductions in resource property costs previously capitalized which were charged to operations as a result of the Company agreeing to forego 192 claims in the Spring Valley region of Eureka in connection with the joint venture agreement. During the year ended December 31, 2000 the Company waived its rights to approximately 727 claims and received a refund of $391,333 of BLM fees for claims and costs with an aggregate carrying value of $413,281 resulting in a $21,940 charge to operating expenses in 2000. In 1999 and again in 2000, the Company reserved $53,833 and $267,500 against its claims on foreign investments which it has pursued for several years. General and administrative expenses rose to $697,407 in 2000 as compared to $505,520 in 1999


     The Company spent most of 1999 negotiating the "Earn-In", exploration joint venture agreement, executed in February, 2000 with Homestake Mining Company. The Company maintained its patented and unpatented claims with the BLM while it negotiated to attract the joint venture partner for all of its mining operations. On May 8, 1998, the Company entered into a significant commitment in connection with its acquisition of 62 patented and 47 unpatented claims in the Prospect Mountain region. The Company's geological efforts focused on these claims due to the success of it 1997 drilling program and Homestake's Archimedes (Ruby Hill) pit (operation), which is within approximately one mile from these claims of the Company. The Company is as excited about its proximity to the Ruby Hill Pit as it is with the extractive costs cited by Homestake in the region.

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

     Management is looking forward to working with Homestake Mining to realize its investment in the joint venture. Starting this Spring the Company expects to announce certain preliminary results from Homestake's geological work during the first year of the joint venture. The Company also plans to further reduce its debt and take on new investors to have sufficient working capital to explore other ventures in the extraction industry, or otherwise pursue other avenues to enhance overall shareholder value.


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


     For further information visit the Company's website at: WWW. "EPAR.COM".


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


     The executive officers and directors of the Company are as follows:

Name                                                     Position Held
-------------------                                      ---------------
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

     John Sgarlat is a graduate of Villanova University, Magnum Cum Laude, with a Bachelor of Arts in Philosophy. He also attended a three year graduate program at the University of Pennsylvania/Wharton School of Finance. Mr. Sgarlat founded and was the Chief Executive Officer of e-Content Inc., a producer of television programs and educational marketing programs for public broadcasting stations and certain commercial networks. He also worked as a registered representative with Hornblower and Wheels. In 1974, he became Director of Marketing for Elkins and Company, a New York Stock Exchange firm. Mr. Sgarlat has extensive experience in investment banking and the media industries.


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

Item 10. Executive Compensation.
         -----------------------

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

                                                             Securities of
                                             Salaries          Property
                                          Management Fees     Insurance
Name of Individual                        Directors' Fees    Benefits or
or Number of Persons      Capacities in   Commission and     Repayment of
in Group                  Which Served       Bonuses       Personal Benefits

Mark Beloyan              Director/CEO/  (1)        -              -
                          President

Barry Klein               Director/CEO/  (2)   $ 17,775            -
                          Interim
                          President

Martin Sportschuetz       Director/CEO/  (3)   $ 42,000       105,000 shares
                          President

Dale M. Hendrick          Director/      (4)        -              -
                          Chairman

Robert C. Bryce, P.Eng    Director       (4)        -              -

John Sgarlat              Director                  -              -

Evangelos Kechayans       Director                  -              -
                                            -----------     -----------------

Officers and Directors
as a group                -                    $ 59,775       105,000 shares
                                            ===========     =========


                                                            $   6,296 Health (3)
                                                            ========= Benefits


(1)      Effective February 12, 2001
(2)      Interim President from October 26 through February 7, 2000
(3)      President through October 26, 2000.
(4)      Resigned, effective April 4, 2001.

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

                                 Amount and
                                 Nature of
                                 Beneficial                       Percentage of
Name and Address                 Ownership                         Class Owned
----------------                 ----------                       ------------


Mark Beloyan (1)                   250,000      President & CEO         1.5%
Florida Resident

Martin Sportschuetz                715,000      Former Chairman &       4.2%
Florida Resident                                President


Dale M. Hendrick, P. Eng.          375,500      Former Technical        2.1%
Canadian Resident                               Director


Carl Leaman (2)                    111,400      Former Director          .7%
Georgia Resident

John Sgarlat                             0      Director                  0%
Florida Resident

Evangelos Kechayans                      0      Director                  0%
Athens, Greece


George Whitney (3)               3,189,000      Shareholder            18.7%
                                -----------                           ------
Florida Resident

Total                            4,640,900                             27.2%
                                ===========                           ======



(1) Includes restricted 200,000 shares issued on April 10, 2001 in connection with his employment contract.

(2)  Includes 90,000 shares held by First Leaman Family Trust


(3) Includes 289,000 held by The Whitney Family Trust., a trust controlled by Mr. Whitney. Includes 1,500,000 shares issued on April 10, 2001 for the cancellation of certain debt and options held by Mr. Whitney.

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


We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


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




                                       /s/ Schuhalter, Coughlin & Suozzo, LLC
                                       --------------------------------------
                                           Schuhalter, Coughlin & Suozzo, LLC


Raritan, New Jersey

April 10, 2001

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2000


      Assets

Current Assets
 Cash and cash equivalents                                         $        147
 Prepaid expenses                                                        25,000
                                                                   ------------

      Total Current Assets                                               25,147

Exploration joint venture                                             2,380,265

Property and equipment, at cost, net of accumulated
 depreciation of $7,205                                                   5,315

Other Assets
 Other Assets                                                               500
                                                                   ------------

      Total Other Assets                                                    500
                                                                   ------------

      Total Assets                                                 $  2,411,227
                                                                   ============



     Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable and accrued expenses                                  366,960
                                                                   ------------

      Total Current Liabilities                                         366,960

Commitments                                                                --

Other liabilities, related parties, expected to be
  converted to equity                                                   201,735


Stockholders' Equity
 Preferred stock; $.0001 par value, 25,000,000 shares
    authorized, no shares issued or outstanding                            --
 Common stock; $.0001 par value, 250,000,000 shares
    authorized, 18,194,908 shares issued
    and outstanding                                                       1,819
 Additional paid in capital                                          11,502,475
 Deficit accumulated during the exploration stage                    (9,661,762)
                                                                   ------------


      Total Stockholders' Equity                                      1,842,532
                                                                   ------------

      Total Liabilities and Stockholders' Equity                   $  2,411,227
                                                                   ============







The accompanying notes are an integral part of these financial statements.



                           EUROPEAN AMERICAN RESOURCES, INC.
                            (AN EXPLORATION STAGE COMPANY)
                               STATEMENTS OF OPERATIONS

                                                                              From
                                                                             July 6,
                                                                              1987
                                                                            (Date of
                                               For the Years Ended        Inception) to
                                                   December 31,            December 31,
                                              1999           2000             2000
                                          ------------    ------------    ------------
Revenues

  Sales                                   $       --      $       --      $     29,028
                                          ------------    ------------    ------------

Operating Expenses
 Operating costs                               193,536          98,047       3,960,767
 General and administration                    505,520         697,407       3,254,934
 Depreciation and amortization                   6,567           2,504         326,531
 Stock based compensation                      112,350          85,313       1,347,938
 Royalty Expense                                  --              --            43,960
                                          ------------    ------------    ------------


   Total Operating Expenses                    817,973         883,271       8,934,130
                                          ------------    ------------    ------------

Loss from operations                          (817,973)       (883,271)     (8,905,102)


Other Income (Expense)
 Interest income                                  --              --           316,963
 Interest expense                              (25,423)        (55,990)       (194,513)
 Settlement (expense) income                    50,000            --             3,516
 Loss on the sale of assets                     (2,583)           --           (14,755)
 Earnings on managed foreign investment           --              --           190,569
 Net realized losses on marketable
   securities                                     --              --          (256,668)
 Gain on cancellation of long term
   debt-related party                             --              --           500,000
 Loss on write off related party
   receivable                                     --              --           (15,980)
 Reserve for claim on foreign
   investment                                  (53,833)       (267,500)     (1,285,792)
                                          ------------    ------------    ------------

    Total Other Income (Expense)               (31,839)       (323,490)       (756,660)
                                          ------------    ------------    ------------

Loss before income taxes                      (849,812)     (1,206,761)     (9,661,762)

Income tax expense                                --              --              --
                                          ------------    ------------    ------------

Net Loss                                  $   (849,812)   $ (1,206,761)   $ (9,661,762)
                                          ============    ============    ============

Basic Loss Per Common Share               $       (.05)   $       (.07)
                                          ============    ============

Average Common Shares Outstanding           16,297,295      16,556,038
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

                                                                          Deficit
                                                                        Accumulated
                                                            Additional   During the
                                      Common Stock           Paid In    Exploration
                                  Shares        Amount       Capital        Stage
                               -----------   -----------   -----------   -----------
Balance, January 1, 1990         2,733,365   $       273   $ 4,573,066   $  (834,190)

Net loss for the year ended
 December 31, 1990                    --            --            --      (1,620,689)
                               -----------   -----------   -----------   -----------

Balance, December 31, 1990       2,733,365           273     4,573,066    (2,454,879)

Net loss for the year ended
 December 31, 1991                    --            --            --        (477,967)
                               -----------   -----------   -----------   -----------

Balance, December 31, 1991       2,733,365           273     4,573,066    (2,932,846)

Shares sold by private
 placement for cash at
 $.2714 per share during
 September, 1992                 7,000,000           700     1,899,300          --

Net loss for the year ended
 December 31, 1992                    --            --            --        (694,935)
                               -----------   -----------   -----------   -----------

Balance, December 31, 1992       9,733,365           973     6,472,366    (3,627,781)

Net loss for the year ended
 December 31, 1993                    --            --            --        (730,281)
                               -----------   -----------   -----------   -----------

Balance, December 31, 1993       9,733,365           973     6,472,366    (4,358,062)

Net loss for the year ended
 December 31, 1994                    --            --            --        (332,383)
                               -----------   -----------   -----------   -----------

Balance, December 31, 1994       9,733,365           973     6,472,366    (4,690,445)

Net loss for the year ended
 December 31, 1995                    --            --            --        (249,838)
                               -----------   -----------   -----------   -----------

Balance, December 31, 1995       9,733,365           973     6,472,366    (4,940,283)
 net loss for the year ended
 December 31, 1996                    --            --            --        (116,786)
                               -----------   -----------   -----------   -----------

Balance, December 31, 1996       9,733,365  $        973   $ 6,472,366   $(5,057,069)
                               -----------   -----------   -----------   -----------



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

                                                                                  Deficit
                                                                                Accumulated
                                                                 Additional     During the
                                        Common Stock              Paid In       Exploration
                                    Shares          Amount        Capital          Stage
                                ------------    ------------    ------------    ------------
Balance, January 1, 1998          11,403,008    $      1,140    $  9,464,773    $ (6,437,399)

Shares issued for services
 and additions to resource
 properties at $1.21,                                                           $        .85
 and $.77                            995,900             100         834,715            --

Shares issued to retire
 distribution rights and
 settlement                        4,156,250             416         833,569            --

Retirement of shares in
 connection with termination
 of employment agreement with
 the former president               (350,000)            (35)       (349,965)           --

Net loss for the year ended
 December 31, 1998                      --              --              --        (1,167,790)
                                ------------    ------------    ------------    ------------

Balance, December 31, 1998        16,205,158           1,621      10,783,092      (7,605,189)

Shares issued for services
 and additions to resource
 properties at $1.08 and
 $ .80                               160,000              16         156,334            --


Retirement of shares in
 connection with termination
 of employment agreement
 with the former president           (50,250)             (5)        (49,995)           --


Net loss for the year ended
  December 31, 1999                     --              --              --          (849,812)
                                ------------    ------------    ------------    ------------

Balance, December 31, 1999        16,314,908           1,632      10,889,431      (8,455,001)

Shares issued for services
 at $.73 and $.67                    380,000              37         266,525            --


Shares issued to settle loan       1,500,000             150         346,519            --


Net loss for the year ended
  December 31, 2000                     --              --              --        (1,206,761)
                                ------------    ------------    ------------    ------------


Balance, December 31, 2000        18,194,908    $      1,819    $ 11,502,475    $ (9,661,762)
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

Cash Flows Used By Operating
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



                                                                          From
                                                                         July 6,
                                                                          1987
                                                                        (Date of
                                             For the Years Ended      Inception) to
                                                  December 31,         December 31,
                                             1999           2000           2000
                                         -----------    -----------    -----------
Cash Flows From (Used In) Investing
  Activities
 Investment in foreign managed funds            --             --       (2,250,000)
 Foreign investment withdrawals                 --             --          964,208
 Investment in marketable securities            --             --         (256,668)
 Proceeds from sale of assets                 14,100           --          188,251
 Advance to affiliate                           --             --          (75,980)
 Repayment from affiliate                       --             --           50,000
 Resource properties                        (103,341)       391,333     (3,329,039)
 (Additions to) reimbursements from
   joint venture                                --           73,476         73,476
 Purchase of fixed assets                       --             --         (359,980)
                                         -----------    -----------    -----------
      Net Cash Provided (Used In)
        Investing Activities                 (89,241)       464,809     (4,995,732)
                                         -----------    -----------    -----------


Cash Flows from Financing Activities
 Proceeds from issuance of common
   stock, net of offering costs of
   $622,309 from inception                      --             --        8,543,252
 Proceeds from issuance of notes
  payable to related parties                    --             --          399,093
 (Repayment) proceeds of notes
   payable - related party (net)             494,675        (56,200)       304,382
 Proceeds from long term debt -
  related parties                               --             --          500,000
                                         -----------    -----------    -----------
      Net Cash Provided By Financing
        Activities                           494,675        (56,200)     9,746,727
                                         -----------    -----------    -----------

Net Increase in Cash and Cash
  Equivalents                                (19,191)        (2,081)           147
Cash and Cash Equivalents at Beginning
  of Period                                   21,419          2,228           --
                                         -----------    -----------    -----------
Cash and Cash Equivalents at End of
  Period                                 $     2,228    $       147    $       147
                                         ===========    ===========    ===========





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

         The following items represent a schedule of non-cash investing and financing activities:

                                                          1999         2000
                                                       ---------    ----------
         Issuance of common stock for services
         relating to capitalized resource properties   $  44,000    $       -
                                                       =========    ==========

         Issuance of common stock for the
         cancellation of debt and accrued interest     $       -    $  346,669
                                                       =========    ==========

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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

         Resource properties


         The Company records its interest in resource properties at cost. Producing properties will be amortized on the unit-of-production basis. The ultimate recovery of costs associated with non-producing properties is dependent upon the discovery and development of economic reserves or the profitable sale of the properties. If a property is abandoned or sold, the proceeds on the sale, less the cost of the property and any related deferred expenditures, will be included in operations at that time. The Company periodically reviews its mineral properties to ascertain whether an impairment in value has occurred. Where a property is considered uneconomic it is written off. At December 31, 2000 the Company had owned and/or leased the rights to control a total of 109 claims,  103 of which  are  included  in the  joint  venture  which are considered probable and have a value based upon geological determinations greater than the amount capitalized; yet no reserves are proven.

         Equity Method

         The investment in exploration joint venture in which the Company's joint venture partner has committed to spend a minimum of $2,000,000 by the end of 2002, and in turn said partner would be vested 51% in the joint venture and the Company or its assignees would be vested 49%, is accounted for under the equity method. Additionally, upon the completion of a feasibility study that includes a recommendation to enter the mining phase of the agreement, the joint venture partner will them become 70% vested in the joint venture, with the Company or its assignees the holder of the remaining 30%. This investment is carried at cost, which included the carrying value on the books of the Company for those claims contributed to the joint venture, and will be adjusted for the Company's proportionate share of their undistributed earnings or loss.


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

NOTE 4 -CLAIM RECEIVABLE

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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 5 - INVESTMENT IN EXPLORATION JOINT VENTURE



          On February 18, 2000 the Company entered into a group of earn-in and joint venture agreements with Homestake Mining for an area of interest which includes 103 of the 109 claims the Company controls. Homestake has the right to withdraw from The Joint Venture with 30 days written notice. Homestake agreed to contribute approximately 30 claims in the area of interest, as well as committing to expend a minimum of $300,000 through the end of 2000 and $2,000,000 in total through 2002, at which time Homestake would be vested 51% in the Joint Venture. Upon completion of a feasibility study which includes the recommendation to commence mining, Homestake would be 70% vested in the Joint Venture.

          On April 19, 2001 the Company released a report that Homestake had expended the minimum required expenditures for year ended December 31, 2000.

          As a condition of the agreement, the Company's royalty commitment is to be borne by the Joint Venture partner, with such expenditure applied toward the minimum committed expenditures. For the year 2001, the Company agreed to fund the $120,000 royalty commitment, subject to reimbursement of $20,000 during 2001 and $100,000 by January 2002.

          The carrying value of the claims have been recorded at the historical cost using the equity method for accounting purposes to record the Company's interest in the joint venture. The Company recorded no revenue or expenses from the joint venture for the year ended December 31, 2000.


NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                           December 31, 2000

         Office equipment                                      $ 12,520

         Less:  accumulated depreciation                         (7,205)
                                                               ---------
                                                               $  5,315
                                                               =========
NOTE 7- INCOME TAXES

         No provision for income taxes have been made for the periods presented as the Company incurred losses during those periods.

         Deferred taxes consist of the following at December 31, 2000:

                  Total deferred tax assets                   $1,423,375
                  Less: Valuation allowance                   (1,423,375)
                                                               ---------

                  Net deferred tax assets                     $        0
                                                               =========

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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 8 - RELATED PARTY TRANSACTIONS


         On September 25, 1992, the Company issued 7,000,000 shares of its restricted common stock for $1,900,000 to a foreign investor, Trent, Ltd, a Company controlled by a former director, Mr. Jochen A. Brenner. At the time the shares were issued to Trent they represented approximately 71% of the issued and outstanding common stock of the Company. In addition, the Company also issued to Trent a $500,000 convertible debenture bearing interest at 8%. As a result of the issuance of the common stock and the convertible debenture, the Company was controlled by Trent. The accompanying financial statements include only the accounts of the Company and its subsidiaries and are not consolidated in any way with respect to Trent nor do they include any of the accounts of Trent. The proceeds from the stock issuance and debenture remained in the control of Mr. Brenner and SFU (see note 4) and were invested in his name or the names of other entities under his control in certain pooled investments which were to be invested in foreign exchange forward contracts. All transactions were to be made at the risk of SFU, relieving the Company and the investment company from any and all liability. The invested funds were restricted as to withdrawal until October, 1993. While the invested funds were in the sole control of SFU, they had entered into an agreement with the Company to liquidate the foreign investments and deliver the funds to the United States for use by the Company beginning in October 1993. Between January 1, 1994 and December 31, 1995 the company confirmed the amounts with Mr. Brenner and a German fiduciary; and received partial payments totaling $964,208. SFU failed to return the balance at these funds. In 1996 the Company determined the debenture should be canceled in conjunction with the managed foreign investments and claim receivable, discussed in Note 4, retroactively to December 31, 1993.


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

NOTE 8 - RELATED PARTY TRANSACTIONS - (Continued)

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

NOTE 8 - RELATED PARTY TRANSACTIONS - (Continued)

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES - (continued)

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

         Royalty (Claim Rental) Commitment

         On March 19, 1997 the Company's prior president entered into an option to purchase previously leased claims from the original lessors of 47 unpatented claims and owner of 62 patented claims. This agreement gave the Company all patented and unpatented claims for the purchase price of 100,000 shares of the Company's common stock subject to their restricted legend, and certain accelerated payments under a consulting agreement and further 10% Net Smelter Return (NSR) less applicable expenses up to $100,000,000 from the properties. Additionally, on March 19, 1997 the Company entered into a forty-eight (48) month consulting agreement with the geological company owned by the original owner of the patented claims with a monthly retainer of $4,000 and a minimum total of $192,000 to be paid under this agreement. During 1997, $36,000 was paid under this agreement for geological efforts and recorded as an addition to resource properties.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES - (continued)

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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 9 - COMMITMENTS AND CONTINGENCIES - (continued)

         Other Commitments -(Continued)
         ------------------------------

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

NOTE 10 - COMMON STOCK

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

NOTE 10 - COMMON STOCK - (continued)

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



NOTE 11 - SUBSEQUENT EVENTS

         In March 2001, the Company issued 300,000 shares of its common stock to a Consultant for past and future services.


         In March 2001, the Company issued 100,000 shares of its common stock in connection with a $100,000 short term note.

         On April 4, 2001, the Company agreed to issue up to 2,800,000 shares of its common stock to another creditor in connection with the cancellation of up to $280,000 of notes and accrued interest and the assignment of the claim receivable (see Note 4).

         In April 2001, the Company issued 200,000 shares of its common stock to its current president and 200,000 options to purchase 200,000 shares of the Company's common stock, at an exercise price of $.50 per share through the earlier of March 2003 or 30 days after the completion of service, in connection with an executive consulting agreement which also provides for annual compensation of $100,000 through February, 2002.


         On April 10, 2001, the Company issued 1,500,000 shares of its common stock in connection with the cancellation of a note and accrued interest with a significant shareholder. The total cancellation of the note and accrued interest was $360,000, of which $346,669 was outstanding at December 31, 2000.

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





                                          European American Resources, Inc.
                                   ---------------------------------------------
                                                   (Registrant)




                             By:    /s/    Mark Beloyan
                                   ---------------------------------------------
                                           Mark Beloyan, President & CEO



Dated:  July 3, 2001




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



Dated:  July 3, 2001

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








         * Incorporated by reference