Form 10QSB
period 2001-06-30
EUROPEAN AMERICAN RESOURCES INC
filed 2001-08-15
CIK 789949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


For the Quarter ended June 30, 2001                 Commission File No.33-2392-D



                        European American Resources, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                             87-0443214
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization                            Identification Number)



     13900 SW 24th Street, Davie, Fl                               33325
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)



Issuer's telephone number, (954)   916 - 3874
                            ---    ---------


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


The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2001 is 21,752,408 shares all of one class of $.0001 par value common stock.

               EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES



                                      INDEX
                                      -----

                                                                         PAGE

PART I        FINANCIAL INFORMATION

              Balance Sheet - June 30, 2001                               1

              Statements of Operations - Six
                and Six Months Ended June 30, 2000 and 2001             2-3

              Three Statement of Cash Flows - Six
                Months Ended June 30, 2000 and 2001                      4

              Notes to Financial Statements                             5-9

              Management's Discussion and Analysis of financial
                conditions and results of operations                   10-11


PART II       OTHER INFORMATION

              Item 1.           Legal Proceedings                        12

              Item 2.           Changes in Securities                    12

              Item 3.           Defaults Upon Senior Securities          12

              Item 4.           Submission of Matters to a Vote of
                                  Security Holders                       12

              Item 5.           Other Information                        12

              Item 6.           Exhibits on Reports on Form 8-K          12

Signature Page                                                           13

                EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                                  BALANCE SHEET
                                  JUNE 30, 2001
                                   (Unaudited)


      Assets

Current Assets
  Cash and cash equivalents                                        $        292
  Prepaid expenses                                                       12,500
  Unamortized loans                                                       4,725
                                                                   ------------

      Total Current Assets                                               17,517

Exploration joint Venture                                             2,380,265

Property and equipment, net of accumulated
  depreciation of $9,192                                                  3,328

Other Assets
  Other assets                                                              500
                                                                   ------------

      Total Other Assets                                                    500
                                                                   ------------

      Total Assets                                                    2,401,610
                                                                   ============


      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                                 509,763
  Note payable                                                           29,197
                                                                   ------------

        Total Current Liabilities                                       538,960

  Convertible Note Payable                                              100,000

Stockholders' Equity
  Preferred stock; $.0001 par value, 25,000,000
    shares authorized, no shares issued or
    outstanding                                                            --
  Common stock; $.0001 par value, 250,000,000
    shares authorized, 21,752,408 shares issued
    and outstanding                                                       2,175
  Additional paid in capital                                         11,947,700
  Deferred compensation                                                 (21,000)
  Deficit accumulated during the exploration stage                  (10,166,225)
                                                                   ------------

        Total Stockholders' Equity                                    1,762,650
                                                                   ------------

      Total Liabilities and Stockholders' Equity                   $  2,401,610
                                                                   ============




See notes to the financial statements.

                EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                     For the Six Months Ended
                                                             June 30
                                                     2000              2001
                                                 ------------      ------------
Revenue
  Sales                                          $       --        $       --
                                                 ------------      ------------

Operating Expenses
  Operating costs                                      61,348              --
  General and administrative                          371,604           438,141
  Stock based compensation                             85,313            21,000
  Depreciation and amortization                         1,252             1,987
                                                 ------------      ------------

      Total Operating Expenses                        519,517           461,128
                                                 ------------      ------------

Loss from operations                                 (519,517)         (461,128)
                                                 ------------      ------------

Other Income (Expense)
 Loan Fees                                               --             (16,275)
 Interest expense                                     (28,463)          (27,060)
                                                 ------------      ------------

      Total Other Income (Expense)                    (28,463)          (43,335)
                                                 ------------      ------------

Loss before income taxes                             (547,980)         (504,463)

  Income tax expense                                     --                --
                                                 ------------      ------------

      Net Loss                                   $   (547,980)     $   (504,463)
                                                 ============      ============

Basic Loss per share                             $      (.033)     $      (.026)
                                                 ============      ============


Average common shares outstanding                  16,357,408        19,488,016
                                                 ============      ============









See notes to the financial statements.

                EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                   For the Three Months Ended
                                                            June 30,
                                                     2000              2001
                                                 ------------      ------------
Revenue
  Sales                                          $       --        $       --
                                                 ------------      ------------

Operating Expenses
  Operating costs                                      41,648              --
  General and administrative                          139,169           229,675
  Stock based compensation                             85,313            21,000
  Depreciation and amortization                           626               782
                                                 ------------      ------------

      Total Operating Expenses                        266,756           251,457
                                                 ------------      ------------

Loss from operations                                 (266,756)         (251,457)
                                                 ------------      ------------

Other Income (Expense)
 Loan fees                                               --             (16,275)
 Interest expense                                     (12,138)          (11,510)
                                                 ------------      ------------

      Total Other Income (Expense)                    (12,138)          (27,785)
                                                 ------------      ------------

Loss before income taxes                             (278,894)         (279,242)

  Income tax expense                                     --                --
                                                 ------------      ------------

      Net Loss                                   $   (278,894)     $   (279,242)
                                                 ============      ============

Basic Loss per share                             $      (.017)     $      (.014)
                                                 ============      ============

Average common shares outstanding                  16,399,908        20,559,590
                                                 ============      ============








See notes to the financial statements.

                EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)




                                                        For the Six Months Ended
                                                               June 30,
                                                           2000         2001
                                                        ---------    ----------

Cash Flows Used by Operating Activities
 Net Loss                                                $(547,987)   $(504,463)
 Adjustments to reconcile net loss to net cash
    (used) by operating activities:
    Depreciation                                             1,252        1,987
    Non-cash charges to operating expenses-
    foregone mine claims                                     1,933         --
    Non-cash charges for stock based compensation
    and expenses paid by stock                             141,563      120,356
    Changes in assets and liabilities:
      Decrease in prepaid expenses                          19,349       12,500
      Decrease in other assets                                --           --
      Increase in accounts payable
      and accrued expenses                                 112,352      194,498
                                                         ---------    ---------

      Net Cash Used by Operating Activities               (271,531)     175,122
                                                         ---------    ---------

Cash Flows from Investing Activities
  Cash received from (Additions to) resource properties     73,476         --
  Proceeds from foregone mine claims                       391,333         --
                                                         ---------    ---------

      Net Cash from Investing Activities                   464,809         --
                                                         ---------    ---------

Cash Flows from(Used in) Financing Activities
  Advances from (repayments to) related parties           (159,675)      58,477
  Cash received from note payable                             --        100,000
  Cash received from issuance of common stock                 --         16,500
                                                         ---------    ---------

  Net Cash Provided By (Used in) Financing Activities     (159,675)     174,977
                                                         ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents        33,603         (145)

Cash and Cash Equivalents at Beginning of Period             2,228          147
                                                         ---------    ---------

Cash and Cash Equivalents at End of Period               $  35,831    $     292
                                                         =========    =========







See notes to the financial statements.

                        EUROPEAN AMERICAN RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      (For six months ended June 30, 2001)
                                   (Unaudited)


     A. BASIS OF PRESENTATION

     The Company was incorporated in the State of Delaware on July 6, 1987. Since inception, the Company acquired mining rights to mine precious metals for as many as approximately 6,700 claims; as of June 30, 2001 the Company is the holder of approximately 103 patented, unpatented lode, mill sites and placer claims on certain properties located throughout the State of Nevada, as the Company waived it's rights to approximately 727 claims and received a refund of $391,33 of BLM fees for claims and costs with an aggregate carrying value of $413,281, resulting in a $21,940 charge to operating expenses during the year ended December 31, 2000. In February 2000, the Company contracted its rights to the 103 claims to a joint venture with Homestake Mining. The Company is a Junior Mining Company.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The Company follows FASB 128 to compute earnings per share. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their affect is antidilutive. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on form 10-KSB for the year ended December 31, 2000.

     Supplemental schedule of cash flow from operations:

                                                   For the six
                                                   months ended
                                                     June 30,
                                               2000             2001
                                             ---------       ----------

          Interest paid                      $   2,642       $        0
                                             =========       ==========

          Schedule of non cash investing and financing activities:

          Cancellation of debt and
            accrued interest                 $       0        $ 304,060
                                             =========        =========

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      (For six months ended June 30, 2001)
                                    Unaudited

B.   EXPLORATION JOINT VENTURE AND OTHER RESOURCE PROPERTIES

     The Company has incurred material amounts for direct exploratory activity costs since acquisition of the right to these mining properties. In accounting for these costs the Company selected an accounting policy which capitalizes exploratory costs rather than expensing them as incurred. Amortization of these costs is to be calculated by the units of production method based upon proven or probable reserves. Costs incurred on properties later determined to be unproductive are expensed by the Company as that determination is made. In February 2000, the Company executed earn-in and joint venture agreements with Homestake Mining for an area of interest which contains 103 of EPAR's Prospect Mountain claims pursuant to a letter of intent signed in October, 1999. Homestake agreed to contribute approximately 30 claims in the area of interest. Homestake is the manager of the joint venture and committed in stage one to expend a minimum of $300,000 through the end of 2000. In total, Homestake has committed to spend a minimum of $2,000,000 through 2002 and in turn will be vested with 51% in the joint venture at that juncture. After completion of a feasibility study with the recommendation to enter mining, Homestake will become 70% vested. As of March 31, 2001, the Company has recorded $2,380,265 in total resource properties, all of which are included in exploration joint venture net of $73,467 received as a reimbursement from Homestake in connection with the joint venture. During the year ended December 31, 2000, the Company has forgone 727 claims with a carrying value of $413,282, including cash expenses of $20,015, and received a refund of prior fees paid to the BLM totaling $391,333, resulting in a charge to operating expenses of $21,948. If these remaining costs had been expensed rather than capitalized, the accumulated deficit at June 30, 2001 would have been $12,535,990 rather than $10,155,725.

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

C.   RELATED PARTY TRANSACTIONS

     Amounts due to related party at May 11, 2001 totaled $280,000 which included accrued interest of $13,729 and bore interest at rates from 12% to prime plus 2.5%. Interest expense on these loans was $4,294 for the six months ended June 30, 2001. This loan was converted to equity effective May 11, 2001.

     During the six months ended June 30, 2001, the Company agreed to settle a second loan with a major shareholder with accrued interest totaling

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      (For six months ended June 30, 2001)
                                    Unaudited


C.   RELATED PARTY TRANSACTIONS (Continued)

     $360,000 for 1,500,000 shares. These shares were issued on April 10, 2001 and recorded outstanding as of December 31, 2000. The $13,331 charged to interest expense during the six months ended June 30, 2001 on this note was credited to additional paid in capital.

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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      (For six months ended June 30, 2001)
                                   (Unaudited)



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

     In July 2001, the Financial Accounting Standards Board issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets." FAS 141 supercedes Accounting Principles Bulletin No. 16, "Business Combinations" and FAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." FAS 142 supercedes Accounting Bulletin No. 17, "Intangible Assets." These statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill will no longer be amortized but will be tested for impairment. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The statements are effective for business combinations initiated after June 30, 2001 with the entire provisions of FAS 141 and FAS 142 becoming effective for European American Resources, Inc. commencing with its 2002 fiscal year. European American Resources, Inc. is currently evaluating the impact these statements will have on its results of operations and financial position.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      (For six months ended June 30, 2001)
                                   (Unaudited)



F.   EQUITY TRANSACTIONS

     Through the six month period ended June 30, 2001, the Company sold 82,500 shares of its common stock generating gross proceeds of $16,500 and a like amount of warrants to purchase one share each of the Company's common stock at an exercise price of $.40. The Company granted 200,000 shares of common stock and options which vest over the four quarters which end December 31, 2001 to its CEO in connection with his executive consulting contract and 375,000 shares of common stock to consultants for services performed and to be performed during the six month period ended June 30, 2001.

     Also, the Company issued 1,500,000 shares of common stock to settle $360,000 of loans and accrued interest and 2,800,000 shares of common stock and the assignment of the claim receivable previously reserved to a $0 value to settle $280,000 of debt and accrued interest during the six months ended June 30, 2001.

     The Company issued 100,000 shares of common stock in connection with a convertible note, due in July 2001. The holder had the option, if not repaid buy the due date, to convert this note to 1,000,000 shares of common stock. This note was repaid subsequent to June 30, 2001.

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

RESULTS OF OPERATIONS AND CURRENT METHOD OF OPERATION

Six Months Ended June 30, 2001 vs. June 30, 2000

The Company's results of operations for the six months ended June 30, 2001 consisted of a loss of $504,463 as compared to June 30, 2000 which consisted of a loss of $547,980. This represents a loss per share of $(.026) for the six months ended June 30, 2001 vs. $(.033) for June, 2000. The primary decrease in expenses were $61,348 operating costs in the six months ended June 30, 2000 compared to none in 2001 as the Company's Joint Venture partner bears such expenses during the next two years, and stock based compensation which was $21,000 for the six months ended June 30, 2001 compared to $85,313 through June 30, 2000. The primary increase in expenses were general and administrative, which were $438,141 in 2001 as compared to $371,604 in 2000. These include $69,750 of Consulting fees paid in stock during 2001 compared to none for 2000. Interest expense was $27,060 for the six months ended June 30, 2001 vs. $28,463 for the six months ended June 30, 2000.

In February 2000 a definitive earn-in-exploration and joint venture agreement was entered into with Homestake Mining Company of California ("Homestake") regarding certain patented and unpatented mining claims and millsites, which represent all of the value attributed to the Company's resource properties as of June 30, 2001 located on Prospect Mountain in Eureka County Nevada.

Generally the terms outlined provide for Homestake to commit to at least $2,000,000 of exploration expenditures for an undivided 51% interest in the properties with the exclusive option to acquire up to a 70% interest in the joint venture extraction of the properties. Homestake has also agreed to contribute approximately 30 claims in the area of interest.

The Company plans on pursuing the joint venture and other opportunities in the extractive industries, including the assignment of up to 25% of its interest in the Joint Venture for up to $1,200,000 on an as paid basis.

Three Months Ended June 30, 2001 vs. June 30, 2000

The Company's results of operations for the three months ended June 30, 2001 consisted of a loss of $279,242 as compared to June 30, 2000 which consisted of a loss of $278,894. This represents a loss per share of $(.014) for the three months ended June 30, 2001 vs. $(.017) for June, 2000. The primary increase in expenses were general and administrative, which were $229,675 in 2001 vs. $139,169 in 2000 due in part to increased investment banking expenses. These include $15,750 of Consulting fees paid in stock during 2001 compared to none for 2000. Interest expense was $11,510 for the three months ended June 30, 2001 vs. $12,138 for the three months ended June 30, 2000.

Liquidity and Working Capital

The Company's working capital remained a deficit during the quarter ended June 30, 2001. At June 30, 2001 the Company had a working capital deficit of $521,443 as compared to a working capital deficit of $326,263 at December 31, 2000.

To supplement working capital the Company had relied upon a $500,000 revolving credit line, secured by the Company's resource properties, from an affiliate with interest at prime plus 2.5% and no specific repayment terms. The Company had borrowed $280,000, including accrued interest of $13,729 under this agreement and this was satisfied in May, 2001 by the assignment of the Company's claim receivable which had been previously written down to $0 value and the issuance of 2,800,000 shares of common stock. A different shareholder had agreed to lend the Company up to $1,000,000 at 12%, secured by the Company's resource properties. This note plus accrued interest was settled for 1,500,000 shares of the Company's common stock on April 10, 2001, which was reflected at December 31, 2000 for accounting purposes. During the six months ended June 30, 2001 the Company borrowed $100,000 in a note as follows: Interest only through July 26, 2001, such interest to be paid with 100,000 restricted shares of the Company's common stock with piggy back registration rights. This note was repaid subsequent to June 30, 2001. At maturity the holder has the option to convert the balance of the note into shares of the Company's common stock at $.10 per share. Management has a preliminary undertaking to assign up to 25% interest in its remaining interest of the exploration Joint Venture to certain investors for up to $1,200,000 on a pro-rata as paid basis. Through August 10, 2001 this investor has advanced approximately $240,000 toward this arrangement. Management is also considering the issuance of its common stock, or otherwise increase equity, in private placement transactions, intended to be exempt from registration, to Sophisticated Investors to supplement its working capital.

Forward looking and other statements

Forward looking statements above and elsewhere in this report that suggest that the Company will increase revenues through its mining joint venture and will become profitable and are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations and cash flows. These statements are identified by words such as "believes," "expects," "anticipates" or similar expressions. Such forward looking statements are based on the beliefs of EPAR and its Board of Directors in which they attempt to analyze the Company's competitive position in its industry and the factors affecting its business, including management's evaluation of its resource properties. Stockholders should understand that each of the foregoing risk factors, in addition to those discussed elsewhere in this document and in the documents which are incorporated by reference herein, could affect the future results of EPAR, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference herein. In addition there can be no assurance that EPAR and its Board have correctly identified and assessed all of the factors affecting the Company's business.

                           PART II - OTHER INFORMATION



Item 1.   Legal Proceedings
------    -----------------

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


Item 2.   Changes in Securities
------    ---------------------

          NONE


Item 3.   Defaults Upon Senior Securities
------    -------------------------------

          NONE


Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

          NONE


Item 5.   Other Information
------    -----------------

          NONE


Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

          In connection with the filing of this instant Form 10QSB, the Company announces the addition of two directors, Stephan Wasser and Richard Cokl, effective June 12, 2001. The Company also announces a finance committee has been formed and this includes Mssrs. Mark Beloyan, Stephan Wasser and Richard Cokl.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       EUROPEAN AMERICAN RESOURCES, INC.
                                       ---------------------------------




Dated:  August 14, 2001            By: /s/ Mark Beloyan
                                       ----------------------------------
                                       Mark Beloyan, CEO