Form 10QSB
period 2001-09-30
EUROPEAN AMERICAN RESOURCES INC
filed 2001-11-15
CIK 789949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.


For the Quarter ended September 30, 2001        Commission File No.33-2392-D



                        European American Resources, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                          87-0443214
-------------------------------                       ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization                         Identification Number)



91 South Main Street, PO Box 1066  Eureka, NV                   89316
----------------------------------------------                ----------
(Address of principal executive offices)                      (Zip Code)



Issuer's telephone number, (775) 237-7943
                            ---  --------


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


The number of shares outstanding of each of the registrant's classes of common stock as of September 30, 2001 is 21,999,408 shares all of one class of $.0001 par value common stock.

               EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES



                                      INDEX
                                      -----

                                                                         PAGE

PART I      FINANCIAL INFORMATION

            Balance Sheet - September 30, 2001..............................1

            Statements of Operations - Three Months
              Ended September 30, 2000 and 2001.............................2

            Statements of Operations - Nine Months
              Ended September 30, 2000 and 2001.............................3

            Statement of Cash Flows - Nine Months
              Ended September 30, 2000 and 2001.............................4

            Notes to Financial Statements.................................5-9

            Management's Discussion and Analysis of Financial
              Conditions and Results of Operations......................10-11


PART II     OTHER INFORMATION

            Item 1.           Legal Proceedings............................12

            Item 2.           Changes in Securities........................12

            Item 3.           Defaults Upon Senior Securities..............12

            Item 4.           Submission of Matters to a Vote of
                                Security Holders...........................12

            Item 5.           Other Information............................12

            Item 6.           Exhibits on Reports on Form 8-K..............12

Signature Page.............................................................13

                EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                                  BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (Unaudited)


      Assets

Current Assets
  Cash and cash equivalents                                        $        254
  Prepaid expenses                                                       12,500
  Other current assets                                                    4,725
                                                                   ------------

      Total Current Assets                                               17,479

Exploration joint venture                                             2,569,665

Property and equipment, net of accumulated
  depreciation of $9,409                                                  3,111

Other Assets
  Other assets                                                              500
                                                                   ------------

      Total Other Assets                                                    500
                                                                   ------------

      Total Assets                                                    2,590,755
                                                                   ============


      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                                 549,088
  Note payable                                                           33,697
                                                                   ------------

        Total Current Liabilities                                       582,785

Distribution Rights Payable                                             240,000

Stockholders' Equity
  Preferred stock; $.0001 par value, 25,000,000
    shares authorized, no shares issued or
    outstanding                                                            --
  Common stock; $.0001 par value, 250,000,000
    shares authorized, 21,999,408 shares issued
    and outstanding                                                       2,200
  Additional paid in capital                                         11,996,076
  Deferred compensation                                                    --
  Deficit accumulated during the exploration stage                  (10,230,306)
                                                                   ------------

        Total Stockholders' Equity                                    1,767,970
                                                                   ------------

      Total Liabilities and Stockholders' Equity                   $  2,590,755
                                                                   ============




See notes to the financial statements.

                EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                   For the Three Months Ended
                                                          September 30,
                                                     2000               2001
                                                 ------------      ------------

Revenue
  Sales                                          $       --        $       --
                                                 ------------      ------------

Operating Expenses
  Operating costs                                       3,185              --
  General and administrative                          216,889            63,864
  Stock based compensation                               --                --
  Depreciation and amortization                           626               217
                                                 ------------      ------------

      Total Operating Expenses                        220,700            64,081

Loss from operations                                 (220,700)          (64,081)
                                                 ------------      ------------

Other Income (Expense)
  Loan Fees                                              --                --
  Interest expense                                    (14,375)             --
                                                 ------------      ------------

      Total Other Income (Expense)                    (14,375)             --

Loss before income taxes                             (235,075)          (64,081)

  Income tax expense                                     --                --

      Net Loss                                   $   (235,075)     $    (64,081)
                                                 ============      ============

Basic Loss per share                             $       (.01)     $       --
                                                 ============      ============

Average common shares outstanding                  16,694,908        21,478,808
                                                 ============      ============










See notes to the financial statements.

                EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                    For the Nine Months Ended
                                                         September 30,
                                                     2000               2001
                                                 ------------      ------------

Revenue
  Sales                                          $       --        $       --
                                                 ============      ============

Operating Expenses
  Operating costs                                      64,533              --
  General and administrative                          588,493           502,005
  Stock based compensation                             85,313            21,000
  Depreciation and amortization                         1,878             2,204
                                                 ------------      ------------

      Total Operating Expenses                        740,217           525,209
                                                 ------------      ------------

Loss from operations                                 (740,217)         (525,209)

Other Income (Expense)
  Loan fees                                              --             (16,275)
  Interest expense                                    (42,838)          (27,060)
                                                 ------------      ------------

      Total Other Income (Expense)                    (42,838)          (43,335)
                                                 ------------      ------------

Loss before income taxes                             (783,055)         (568,544)

  Income tax expense                                     --                --
                                                 ------------      ------------

      Net Loss                                   $   (783,055)     $   (568,544)
                                                 ============      ============


Basic Loss per share                             $       (.05)     $       (.03)
                                                 ============      ============

Average common shares outstanding                  16,489,209        20,370,108
                                                 ============      ============







See notes to the financial statements.

                EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARY
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                       For the Nine Months Ended
                                                              September 30,
                                                            2000        2001
                                                         ---------    ---------

Cash Flows Used by Operating Activities
 Net Loss                                                $(783,055)   $(568,544)
 Adjustments to reconcile net loss to net cash
    (used) by operating activities:
    Depreciation                                             1,878        2,204
    Non-cash charges to operating expenses-
    foregone mine claims                                     1,933         --
    Non-cash charges for stock based compensation
    and expenses paid by stock                             266,563      120,356
    Changes in assets and liabilities:
      Decrease in prepaid expenses                          37,533       12,500
      Increase in other assets                                --         (4,725)
      Increase in accounts payable
        and accrued expenses                               168,412      221,339
                                                         ---------    ---------

      Net Cash Used by Operating Activities               (306,736)    (216,870)
                                                         ---------    ---------

Cash Flows from Investing Activities
  Cash received from (Additions to)
  resource properties                                       72,966     (100,000)
  Proceeds from foregone mine claims                       391,333         --
                                                         ---------    ---------

      Net Cash from Investing Activities                  (464,299)    (100,000)
                                                         ---------    ---------

Cash Flows from(Used in) Financing Activities
  Advances from (repayments to) related parties           (159,675)      60,477
  Cash received from note payable                             --        100,000
  Payment of note payable                                     --       (100,000)
  Cash received from issuance of common stock                 --         16,500
  Cash received for distribution rights                       --        240,000
                                                         ---------    ---------

      Net Cash Provided By (Used in)
           Financing Activities                           (159,675)     316,977
                                                         ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents        (2,112)         107

Cash and Cash Equivalents at Beginning of Period             2,228          147
                                                         ---------    ---------

Cash and Cash Equivalents at End of Period               $     116    $     254
                                                         =========    =========







See notes to the financial statements.

                        EUROPEAN AMERICAN RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    For nine months ended September 30, 2001
                                   (Unaudited)


A.   BASIS OF PRESENTATION

     The Company was incorporated in the State of Delaware on July 6, 1987. Since inception, the Company acquired mining rights to mine precious metals for as many as approximately 6,700 claims; as of September 30, 2001 the Company is the holder of approximately 103 patented, unpatented lode, mill sites and placer claims on certain properties located throughout the State of Nevada, as the Company waived it's rights to approximately 727 claims and received a refund of $391,33 of BLM fees for claims and costs with an aggregate carrying value of $413,281, resulting in a $21,940 charge to operating expenses during the year ended December 31, 2000. In February 2000, the Company contracted its rights to the 103 claims to a joint venture with Homestake Mining. The Company is a Junior Mining Company.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The Company follows FASB 128 to compute earnings per share. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their affect is antidilutive. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on form 10-KSB/A for the year ended December 31, 2000.

     Supplemental schedule of cash flow from operations:

                                                   For the nine
                                                   months ended
                                                   September 30,
                                               2000             2001

          Interest paid                      $   2,642       $        0
                                             =========       ==========

          Schedule of non cash investing and financing activities:

          Cancellation of debt and
            accrued interest                 $       0        $ 304,060
                                             =========        =========
          Increase in exploration
            joint venture paid in
            common stock                     $       0        $  69,400
                                             =========        =========

                        EUROPEAN AMERICAN RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    For nine months ended September 30, 2001
                                   (Unaudited)


B.   EXPLORATION JOINT VENTURE AND OTHER RESOURCE PROPERTIES

     The Company has incurred material amounts for direct exploratory activity costs since acquisition of the right to these mining properties. In accounting for these costs the Company selected an accounting policy which capitalizes exploratory costs rather than expensing them as incurred. Amortization of these costs is to be calculated by the units of production method based upon proven or probable reserves. Costs incurred on properties later determined to be unproductive are expensed by the Company as that determination is made. In February 2000, the Company executed earn-in and joint venture agreements with Homestake Mining for an area of interest which contains 103 of EPAR's Prospect Mountain claims pursuant to a letter of intent signed in October, 1999. Homestake agreed to contribute approximately 30 claims in the area of interest. Homestake is the manager of the joint venture and committed in stage one to expend a minimum of $300,000 through the end of 2000. In total, Homestake has committed to spend a minimum of $2,000,000 through 2002 and in turn will be vested with 51% in the joint venture at that juncture. After completion of a feasibility study with the recommendation to enter mining, Homestake will become 70% vested. As of September 30, 2001, the Company has recorded $2,569,665 in total resource properties, all of which are included in exploration joint venture. During the year ended December 31, 2000, the Company has forgone 727 claims with a carrying value of $413,282, including cash expenses of $20,015, and received a refund of prior fees paid to the BLM totaling $391,333, resulting in a charge to operating expenses of $21,948. If these remaining costs had been expensed rather than capitalized, the accumulated deficit at September 30, 2001 would have been $12,799,971 rather than $10,230,306.

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

C.   RELATED PARTY TRANSACTIONS

     Amounts due to related party at May 11, 2001 totaled $280,000 which included accrued interest of $13,729 and bore interest at rates from 12% to prime plus 2.5%. Interest expense on these loans was $4,294 for the nine months ended September 30, 2001. This loan was converted to equity effective May 11, 2001.

     During the nine months ended September 30, 2001, the Company agreed to settle a second loan with a major shareholder with accrued interest totaling $360,000 for 1,500,000 shares. These shares were issued on April 10, 2001 and recorded outstanding as of December 31, 2000. The $13,331 charged to interest expense during the nine months ended September 30, 2001 on this note was credited to additional paid in capital.

                        EUROPEAN AMERICAN RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    For nine months ended September 30, 2001
                                   (Unaudited)


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

                        EUROPEAN AMERICAN RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    For nine months ended September 30, 2001
                                   (Unaudited)


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

E.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

A. In July 2001, the Financial Accounting Standards Board issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets." FAS 141 supercedes Accounting Principles Bulletin No. 16, "Business Combinations" and FAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." FAS 142 supercedes Accounting Bulletin No. 17, "Intangible Assets." These statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill will no longer be amortized but will be tested for impairment. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The statements are effective for business combinations initiated after June 30, 2001 with the entire provisions of FAS 141 and FAS 142 becoming effective for European American Resources, Inc. commencing with its 2002 fiscal year. European American Resources, Inc. is currently evaluating the impact these statements will have on its results of operations and financial position.

B. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of", and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years begining after December 15, 2001. Management does not expect that adoption of SFAS No. 144 will have a material effect on the Company's results of operations or financial position.

F.   EQUITY TRANSACTIONS

     Through the nine month period ended September 30, 2001, the Company sold 82,500 shares of its common stock generating gross proceeds of $16,500 and a like amount of warrants to purchase one share each of the Company's common stock at an exercise price of $.40. The Company granted 200,000 shares of common stock and options which vest over the four quarters which end December 31, 2001 to its CEO in connection with his executive consulting contract of which 100,000 shares were returned to the company upon the recent settlement of the executive contract and were reflected as of Sepember 30, 2001 and 375,000 shares of common stock to consultants for services performed and to be performed during the nine month period ended September 30, 2001.

     Also, the Company issued 1,500,000 shares of common stock to settle $360,000 of loans and accrued interest and 2,800,000 shares of common stock and the assignment of the claim receivable previously reserved to a $0 value to settle $280,000 of debt and accrued interest during the nine months ended September 30, 2001.

     The Company issued 100,000 shares of common stock in connection with a convertible note, due in July 2001. The holder had the option, if not repaid buy the due date, to convert this note to 1,000,000 shares of common stock. This note was repaid during July, 2001.

     The Company issued 347,000 shares of its Common Stock to the holder of the royalty claim commitment, discussed in Note D, valued at $69,400, in lieu of cash payment toward the current obligation during the nine months ended September 30, 2001.

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

RESULTS OF OPERATIONS AND CURRENT METHOD OF OPERATION

Nine Months Ended September 30, 2001 vs. September 30, 2000

The Company's results of operations for the nine months ended September 30, 2001 consisted of a loss of $568,544 as compared to September 30, 2000 which consisted of a loss of $783,055. This represents a loss per share of $.03 for the nine months ended September 30, 2001 vs. $.05 for September, 2000. The primary decrease in expenses were $64,533 operating costs in the nine months ended September 30, 2000 compared to none in 2001 as the Company's Joint Venture partner bears such expenses during the next two years, and stock based compensation which was $21,000 for the nine months ended September 30, 2001 compared to $85,313 through September 30, 2000. The primary decrease in expenses were general and administrative, which were $502,005 in 2001 as compared to $588,493 in 2000. These include $69,750 of consulting fees paid in stock during 2001 compared to $181,250 for 2000. Interest expense was $27,060 for the nine months ended September 30, 2001 vs. $42,838 for the nine months ended September 30, 2000.

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

Three Months Ended September 30, 2001 vs. September 30, 2000

The Company's results of operations for the three months ended September 30, 2001 consisted of a loss of $64,081 as compared to September 30, 2000 which consisted of a loss of $235,075. This represents a loss per share of none for the three months ended September 30, 2001 vs. $.01 for September 30, 2000. The primary decrease in expenses were general and administrative, which were $63,864 in 2001 vs. $216,889 in 2000 due in part to increased investment banking expenses. These include no consulting fees paid in stock during the current quarter in 2001 compared to $15,750 for the comparable quarter in 2000. Interest expense was $0 for the three months ended September 30, 2001 vs. $14,375 for the three months ended September 30, 2000.

Liquidity and Working Capital

The Company's working capital remained a deficit during the quarter ended September 30, 2001. At September 30, 2001 the Company had a working capital deficit of $565,306 as compared to a working capital deficit of $326,263 at December 31, 2000.

To supplement working capital the Company had relied upon a $500,000 revolving credit line, secured by the Company's resource properties, from an affiliate with interest at prime plus 2.5% and no specific repayment terms. The Company had borrowed $280,000, including accrued interest of $13,729 under this agreement and this was satisfied in May, 2001 by the assignment of the Company's claim receivable which had been previously written down to $0 value and the issuance of 2,800,000 shares of common stock. A different shareholder had agreed to lend the Company up to $1,000,000 at 12%, secured by the Company's resource properties. This note plus accrued interest was settled for 1,500,000 shares of the Company's common stock on April 10, 2001, which was reflected at December 31, 2000 for accounting purposes. During the nine months ended September 30, 2001 the Company borrowed $100,000 in a note and this note was repaid in July. Management has a preliminary undertaking to assign up to 25% interest in its remaining interest of the exploration Joint Venture to certain investors for up to $1,200,000 on a pro-rata as paid basis. Through September 30, 2001 this investor has advanced approximately $240,000 toward this arrangement. Management is also considering the issuance of its common stock, or otherwise increase equity, in private placement transactions, intended to be exempt from registration, to Sophisticated Investors to supplement its working capital.

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

          October 22, 2001

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       EUROPEAN AMERICAN RESOURCES, INC.
                                       ---------------------------------




Dated:  November 14, 2001            By: /s/ Evangelos Kechayans
                                       ----------------------------------
                                       Evangelos Kechayans, President/CEO