Form 10KSB
period 2001-12-31
EUROPEAN AMERICAN RESOURCES INC
filed 2002-05-08
CIK 789949

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-18026

       EUROPEAN AMERICAN RESOURCES, INC. (Formerly Merlin Mining Company)
             (Exact name of registrant as specified in its charter)

       Delaware                                                 87-0443214
------------------------------                              ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation of organization)                             Identification No.)

 91 South Main Street, Eureka, Nevada                             89316
----------------------------------------                        ---------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code: (775) 237-7943

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                 --------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to it.
[X]

As of March 15, 2002, the Issuer had outstanding 22,650,408 shares of its common stock, as adjusted, par value $0.0001 per share. As of March 15, 2002, 10,444,958 shares were held by non-affiliates with an aggregate market value of $3,237,937.

                                     PART I

Item 1. Business.
        ---------

     General Development of Business
     -------------------------------

         The Company was incorporated in the State of Delaware on July 6, 1987. We are a Junior Mining Company. Since inception, the Company has acquired various mining rights and has held up to as many as approximately 6,700 patented, unpatented lode, mill sites and placer claims on certain properties located throughout the State of Nevada. During the year ended December 31, 2000 the Company waived its rights to approximately 727 claims and received a refund of $391,333 of BLM fees for claims and costs with an aggregate carrying value of $413,281, resulting in a $21,940 charge to operating expenses during the year ended December 31, 2000. At December 31, 2000, the Company's interest in the joint venture with Homestake Mining contained 103 of the 109 claims the Company controlled. Certain of these rights were acquired by agreements to pay an aggregate total royalty based upon various percentages of the net profits delivered from the properties computed by a predefined formula. As of December 20, 2001, Homestake Mining recorded the mining claims back into EPAR's name and both parties mutually released each other from the terms of the joint venture. Additionally, Homestake assigned the rights to an interest in 23 patented and 23 unpatented claims, in the same are of interest of its 109 claims now controlled, which subject to due diligence, the Company plans on retaining. The Company was also given an option to acquire approximately 100 additional claims, which subject to due diligence, the Company plans on pursuing approximately 50 to 75 of such claims in the area of interest. Since acquisition of these properties, the Company has not commenced any extractive mining operations.

         Over the past several years the Company has primarily concentrated its efforts on the 62 patented claims and mill sites and 47 unpatented claims in the Prospect Mountain region, which in May of 1998 the Company renegotiated and closed title to these claims. The Company's claim sites in this region are within approximately one mile of the Archimedes (Ruby Hill) open pit, an actively producing gold mining operation, which is owned by Homestake Mining Company. The extraction costs in this region are some of the lowest reported in the industry ($104 per ounce in 1999 and $106 in 2000). Although this provides no assurance in itself that the Company's claims in this region can provide similar results, management considers this to be an enhancement to the Company's position to exploit its claims in this region. It should be noted that these claims are subject to a net smelter agreement with the former sellers (see Commitments included in the financial statements included in Item 13).

         Effective December 1, 2001, the Company has entered into a agreement with ASDI, LLC. a California holding company, and Western Mine Development, Inc., (WMD) a Nevada corporation, whereby the Company can acquire the entire interest of ASDI's Relief Canyon Project, and a 50% interest in the future gold production of the Victorine project from WMD. The transaction is tentatively valued at up to $8 million in convertible preferred stock of the Company to be issued based on performance clauses, all of which are subject to due diligence, presently extended through June 2002. The parties also agreed in principle to work together towards the gold production from all properties of the Company.

         Apart from 62 patented lode claims in the Prospect Mountain region, the unpatented claims occur on federal lands that are managed under the auspices of the U.S. Department of the Interior Bureau of Land Management, pursuant to procedures established by the General Mining Law of 1872, as amended. Unpatented claims, when properly located, staked, and posted according to regulation, give the claimant possessory rights only. As such, the validity of the 47 remaining unpatented mining claims are subject to inherent uncertainties. The cost of these claims were being borne by the joint venture, from February 2000 through December 2001 and since the exchange of mutual releases from the Company and the joint venture partner, the cost of maintaining these claims are now the responsibility of the Company.


         Possessory title to an unpatented claim, when validly initiated, endures unless lost through abandonment due to failure to perform and file proof of required annual assessment work, through failure to timely record conveyances, or through a forfeiture which results from an adverse location made while the prior location is in default with respect to the performance of annual assessment work. Because many of these factors involve findings of fact, title validity cannot be determined solely from an examination of the record. The continuing validity of these claims is subject to many contingencies, including the availability of land for location at the time the location was made, the making of valid mineral discoveries within the boundary of each claim compliance with all regulations, both state and federal, for locating claims, the performance of annual assessment work of $100 per year per claim, and the making of required annual and other filings with the Bureau of Land Management (BLM)and the county in which the claims are located. Failure to perform annual assessment work and failure to make required filings subjects the claimant to forfeiture of rights through valued subsequent locations by others or through cancellation by the government agency involved.

         Title to unpatented claims and other mining properties in the western United States typically involves certain other inherent risks due to the frequently ambiguous conveyancing history characteristics of such properties as well as the frequently ambiguous or imprecise language of mineral leases, agreements, and royalty obligations. The Issuer has not obtained title opinions on all of its claims, during 1998 the Company did obtain title opinions in connection with the 62 patented and 47 unpatented claim sites, acquired in May of 1998. In December, 2001 the Company and Homestake exchange mutual releases and the claims have been re-assigned to the Company.

         The  following  chart sets forth the mining  claims now retained by the
Issuer:

         EUROPEAN AMERICAN RESOURCES, INC.-MINING CLAIMS RETAINED AS OF
                                DECEMBER 31, 2001

                        Mining Approx.    State of Nevada     Number of
Project Name              District           County            Claims

                                                              Note (1)
*Diamond Silverado         Eureka            Eureka       47 (Plus 62 Patents &
                                                                Mill Sites)

                                                 TOTAL   109  *Note (2)
                                                         ===
Chart Notes:

(1) 103 of these claims, including 56 patented claims and 47 unpatented claims in the Diamond Silverado Project in Eureka, that had been contributed to the "Earn-In," exploration joint venture with Homestake, have been reassigned to the Company.

(2) Does not include the claims whereby Homestake assigned the rights to acquire an interest in 23 patented and 23 unpatented claims, in the same are of interest, which subject to due diligence, the Company plans on retaining. The Company was also given an option to acquire approximately 100 additional claims, which subject to due diligence, the Company plans on pursuing approximately 50 to 75 of such claims in the area of interest.

(3)  A map locating these properties is attached as an exhibit to this form
     10KSB.

     Geological results indicate that the Company has yet to prove its reserves, however the Company was informed by the geological consultant in 1997 that results have indicated the Company's claims do have indications that productive reserves for certain claims are probable. (These results are presently being reviewed by the Commission - See Financial Statements, Note
     1) Since these claims are not proven, estimates of their potential value are not available at this time.

     Description of Securities
     -------------------------

         The Issuer has 250,000,000 shares of common stock authorized, and effective July 25, 2001 the Board resolved to amend this to 50,000,000 subject to shareholder approval, at a par value of $.0001; and 25,000,000 shares of convertible preferred stock authorized, and effective July 25, 2001 the Board resolved to amend this to 1,000,000 subject to shareholder approval, at a par value of $.0001, of which none are issued or outstanding.

         Competition
         -----------

         The Issuer faces competition in the mining field by companies in the same sector of the business and in the same regions where the Issuer maintains its claims. However, such competition, as fierce as it may be, does not directly effect the individual claims controlled by the Company, provided fees and annual required procedures are maintained in accordance with plan procedures.

         Employees
         ---------

         During 2000 and 2001 the Company's workforce was 9 and 10 individuals, respectively including: a contractual executive consultant, an in-house managerial consultant, an in-house contracted geologist, an independent geologist and one administrative staff employee in addition to the Company's Board of Directors. Additionally, the company has supplemented its work force with various consultants on an as needed basis. Until active mining operations are commenced, management has made a concerted effort to keep employee compensation at a minimum.

Item 2. Properties.
-------------------

         The Company presently maintains its office at 91 South Main Street, P.O. Box 1066, Eureka, NV 89316.

Item 3. Legal Proceedings.
--------------------------

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

         During 2001, the Company has initiated two lawsuits against its prior president, Mr. Martin Sportschuetz, for unspecified damages, the first suit asserts breach of fiduciary duties, diversion of corporate opportunity as well as other claims and was instituted in Nevada of the U.S. District Court, district of Nevada. The second suit was filed against Mr. Sportshuetz and German American Investors, LTD, asserting various claims including Fraud and Conversion, in U.S. District Court, New York, Southern District. At this time there can be no assurance as to the amount or likelihood of recovery.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

   (a) Market Prices of Common Stock
   ----------------------------------

         The primary market for our common stock is the Nasdaq OTC Bulletin Board, where it trades under the symbol "EPAR". The following table sets forth the high and low closing bid prices for the shares for the periods indicated as provided by the NASD's OTCBB System. The quotations shown reflect inter-dealer prices, without retail mark- up, mark-down, or commission and may not represent actual transactions.

2001                                        High               Low
----                                       ------            -------

        First Quarter                      $ .42              $ .19
        Second Quarter                     $ .60              $ .19
        Third Quarter                      $ .64              $ .37
        Fourth Quarter                     $ .50              $ .19


2000
----
        First Quarter                      $1.69              $ .75
        Second Quarter                     $1.06              $ .59
        Third Quarter                      $1.09              $ .52
        Fourth Quarter                     $ .72              $ .19

         (b)  Shareholders.
         -----------------

         As of March 15, 2002 the Company had 22,650,408 shares of common stock outstanding, held by individual shareholders and brokerage firms and/or clearing houses, holding the Company's common shares in street names for their clients. The Company believes that there are approximately 2,100 beneficial owners of its common stock.

         (c) Dividends.
         --------------

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

                              RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2001 vs. December 31, 2000

         The Company recorded a net loss of $778,345 for the year ended December 31, 2001 as compared to a loss of $1,206,761 for the year ended December 31, 2000. This represents a loss per common share of $.04 for 2001 vs. $.07 for 2000. On a proforma basis, had the Company used an accounting method that expensed mining exploration costs, the Company would have recorded a net loss of $947,745 for the year ended December 31, 2001 as compared to $1,206,761 for 2000, and on a proforma basis recorded a net loss of $.045 per share in 2001 vs.$.070 in 2000.

         The primary fluctuations in year to year expenses included decreases in Operating Costs from $98,047 in 2000 to $0 in 2001, as all costs of maintaining claims were borne by Homestake direct during 2001, other than those costs capitalized, a decrease in General and Administration expenses from $697,407 in 2000 to $432,027 in 2001 due to a concerted effort by management to reduce overhead and an increase in Stock Based Compensation from $85,313 in 2000 to $309,000 in 2001.

         Also, in 2000, the Company reserved $267,500 against its claim receivable on foreign investments which it has pursued for several years recording a $267,500 charge to loss from operations and reducing its book value to $0 at December 31, 2000. In April of 2001 the remaining rights, if any, the Company held to this claim were assigned to FAE Holdings, Inc. in connection with the cancellation of debt and issuance of shares.

Plan of Operations
------------------

         In early November 2001, the Company was notified by its joint venture partner, Homestake Mining Co. they would not be proceeding with the joint venture under the same terms and conditions which had been set forth, more specifically, Homestake Mining senior officials informed the Company that due to the merger with American Barrick and uncertainty of the direction new management would take in reference to the Ruby Hill Mine and the Archimedes Pit re-assessment, the existing budget for the joint venture was suspended. In a mutual release Homestake mining and EPAR agreed in late December 2001 to return all the claims and related properties back to EPAR.

         Since that development, various confidential communications have been ongoing between the Company and a major mining company that has expressed a serious interest in pursuing EPAR's mining interest in the Prospect Mountain Claims.

         Effective December 1, 2001, the Company has entered into a agreement with ASDI, LLC. a California holding company, and Western Mine Development, Inc., (WMD) a Nevada corporation, whereby the Company can acquire the entire interest of ASDI's Relief Canyon Project, and a 50% interest in the future gold production of the Victorine project from WMD. The transaction is tentatively valued at up to $8 million in convertible preferred stock of the Company to be issued based on performance clauses, all of which are subject to due diligence, presently extended through June 2002. The parties also agreed in principle to work together towards the gold production from all properties of the Company.

         In April, the Company claim holder of the material patented claims and the holder of the distribution rights agreement agreed to stand-still on existing agreements until July 31, 2002 until the Company completed existing negotiations and due diligence with WMP and determined the next course of action with respect to all these properties.

Liquidity and Capital Resources
-------------------------------

         At December 31, 2001 the Company had a working capital deficit of $419,744.

         As a result of anticipated capital expenditures, including a Claim Royalty payment of up to $150,000 to the claim holder under the existing contract, unless restructured, and operating losses, we may raise additional working capital through either the expansion of the distribution rights agreement for up to an additional $500,000, or a total of approximately $758,000 which represents approximately 17.5% of the Company's interest in net earnings from the mining claims existing on December 31, 2001, exclusive of the potential acquisition of the Western Mine Development; or the issuance of common stock to sophisticated investors in a transaction exempt from registration pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. As a result of existing Financing Arrangements and potential private offerings, we anticipate having sufficient working capital through the end of fiscal year ending 2002 and beyond.

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

         We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or which we do not fully control. Important factors that could cause actual results to differ materially from these expressed; or implied by our forward-looking statements, include, but are not limited to those risks, uncertainties and other factors discussed in this document.

         For further information visit the Company's website at: WWW.
EPAR-NV.COM.

         Inflation
         ---------

         The rate of inflation has had little impact on the Company's results of operations and is expected to not have a significant impact on continuing operations.


Item 7. Financial Statement and Supplementary Data.
---------------------------------------------------

         See Item 13.

Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------

         Financial Disclosure.
         ---------------------

         None.  Presently the Company and the Commission are reviewing  policies
of  capitalizing  mining  exploration  costs,  and  appropriate   disclosure  of
"Exploration Stage" rather than "Development Stage". See Note 1.

                                    PART III

Item 9. Directors and Executive Officers of Registrant.
-------------------------------------------------------

         (a) Directors and Officers. The following schedule sets forth the name of each director and officer of the Company and the nature of all positions, and offices with the Company presently held by them. Each director and officer, has been elected by majority vote as of February 7, 2001 and October 19, 2001 at special shareholders meetings.

         The executive officers and directors of the Company are as follows:

Name                             Position Held
----                             -------------
Evangelos Kechayans              President & CEO
John Sgarlat                     Director
Mark Beloyan                     Director
Stefan Wasser                    Director
Richard Cokl                     Director

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

         John Sgarlat is a graduate of Villanova University, Magnum Cum Laude, with a Bachelor of Arts in Philosophy. He also attended a three year graduate program at the University of Pennsylvania/Wharton School of Finance. Mr. Sgarlat founded and was the Chief Executive Officer of e-Content Inc., a producer of television programs and educational marketing programs for public broadcasting stations and certain commercial networks where he was the president, CEO and chairman of the board of directors until April, 2001. He also worked as a registered representative with Hornblower and Wheels. In 1974, he became Director of Marketing for Elkins and Company, a New York Stock Exchange firm. Mr. Sgarlat has extensive experience in investment banking and the media industries.

         Mark Beloyan is licensed with the NASD, and state agencies. Mark Beloyan has over 15 years experience as an Investment executive and a broker. He is the President of Beloyan Investment Securities, Inc., a fully licensed broker dealer which reports to the NASD and the SEC. He is a graduate of Temple University with a Bachelor of Business Administration majoring in marketing and management. Mr. Beloyan is also a Member of the NASD Board of Arbitrators. Mr. Beloyan agreed to separate from service as the Company's president effective October 19, 2001 and resigned as a director effective December 31, 2001.

         Mr. Wasser has over fifteen years experience in finance and project management. Since 1990 he has been involved with different corporations in projects with long term contractual clients such as Siemens AG, and Deutsche Bahn AG. These projects include the development, construction, and exploitation of worldwide properties in the energy and power production fields, chip facilities, and industrial and business parks. Some of these projects have been the Urban Entertainment Center in Frankfurt for Stella Musical and Trizec Hanh; Badischer Bahnhof, Basel, Swiss, a prestigious project of a large Central railroad station and freight traffic station. Mr. Wasser holds an MBA from the University of St. Gallen, and a Law Degree from the University of Tuebingen and has served as State Attorney, lawyer and judge at the District Court of Tuebingen.

         Mr. Cokl has fourteen years experience in the real estate and insurance business. He is currently the President of Art Immobilien, a real estate company specializing in the management of client funds and commercial real estate assets all over Europe. Mr. Cokl has also served as Manager of Aufina Real Estate in charge of 60 offices with 1,000 real estate brokers. He has also served on the Board of Directors of MMB Gmbh, in charge of the National and International Finance Departments. Mr. Cokl was part of the management of the Bayerische
Beatmen Lebensversicherung A.G., as well as Assistant of the head of the organization department of the Stuttgarter Lebensversicherung A.G., both Life Insurance companies. His education and training is in the business administration fields.

Item 10. Executive Compensation.
--------------------------------

         The following table sets forth the renumeration paid or accrued by the Company during the two most recent fiscal years ended December 31, 2001, to each of its Chief Executive Officer, its officers and directors, and to all officers and directors as a group.

                                                                                             Securities of
                                                                           Salaries            Property
                                                                         Management Fees       Insurance
Name of Individual                                                       Directors' Fees       Benefits or
or Number of Persons         Capacities in                               Commission and       Repayment of
in Group                     Which Served                Year                Bonuses        Personal Benefits
Mark Beloyan                 Director/CEO/   (1)         2001                  48,814         100,000 shares
                                 President               2000                       -                      -

Barry Klein                  Director/CEO/   (2)         2001                       -                      -
                         Interim President               2000                $ 17,775                      -

Martin Sportschuetz          Director/CEO/   (3)         2001                       -                      -
                                 President               2000                $ 42,000         105,000 shares

Dale M. Hendrick             Director/       (4)         2001                       -                      -
                                  Chairman               2000                       -                      -

Robert C. Bryce, P.Eng       Director        (4)         2001                       -                      -
                                                         2000                       -                      -

John Sgarlat                 Director                    2001                       -         350,000 shares
                                                         2000                       -                      -

Evangelos Kechayans          Director/CEO/   (5)         2001                       -         300,000 shares
                                 President               2000                       -                      -

Officers and Directors
as a group                                               2001                $ 48,814         750,000 shares
                                                         2000                $ 59,775         105,000 shares
                                                                    $ 6,296 Health (3) Benefits


(1)      Effective February 12, 2001 through October 19, 2001 as president, through
         12/31/01 as director
(2)      Interim President from October 26 through February 7, 2000
(3)      President through October 26, 2000.
(4)      Resigned, effective April 4, 2001.
(5)      President and CEO effective October 19, 2001.


Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

         The following table sets forth the number of Common Shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Director of the Company and by each person owning five percent or more of the Company's outstanding shares based upon 22,650,408 shares of common stock outstanding, as of March 15, 2002.

                                            Amount and
                                             Nature of
                                             Beneficial               Percentage of
Name and Address                             Ownership                 Class Owned
--------------------                  -----------------------         -------------
Mark Beloyan
Florida Resident                          50,000  Former President
                                                  & CEO                     .22%

John Sgarlat                             350,000  Director                 1.55%
Florida Resident

Evangelos Kechayans                               Current President
Athens, Greece                           300,000  & CEO/ Director          1.32%

Richard Cokl                                   0  Director                 0.00%
Germany

Stephan Wasser                                 0  Director                 0.00%
Germany                                                                    -----


Subtotal - Officers & Directors (3)      700,000                           3.09%
                                         -------                           -----

George Whitney (1)                     3,189,000  Shareholder             14.08%
Florida Resident

FAH, Holdings, Inc. (2)
Delaware Corporation                   2,800,000  Shareholder             12.36%
                                       ---------                          -----

German American Investors, LTD
a Foreign Corporation                  4,287,500  Shareholder             18.93%
                                       ---------                          -----

Total                                 10,976,500                          48.46%
                                      ==========                          =====

(1) Includes 289,000 held by The Whitney Family Trust., a trust controlled by Mr. Whitney. Includes 1,500,000 shares issued on April 10, 2001 for the cancellation of certain debt and options held by Mr. Whitney.

(2) Does not include warrant to purchase 500,000 shares effective April 22, 2002 for a price of $.20 through July 31, 2002 and $.40 thereafter through April 30, 2003.

(3) Does not include 180,000 shares issued to Directors, 45,000 shares each, on April 22, 2002.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

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

         On April 4, 2001, the Company agreed to issue up to 2,800,000 shares of its common stock to another creditor in connection with the cancellation of up to $280,000 of notes and accrued interest and the assignment of the claim on foreign investment receivable. These shares were issued effective May 2, 2001 and valued at $280,000, the amount of debt which was canceled.

         During 2001, the Company entered into a distribution agreement whereby it assigned 5.8% interest in the Company's share of net earnings, as defined in the agreement, in the mining claims controlled by the Company as of December 31, 2001. The holder of this distribution agreement, FAE Holdings, Inc. is the same related party that was issued 2,800,000 shares of common stock for the cancellation of certain notes during 2001. This agreement was extended through July 31, 2002.

         In March 2001, the Company issued 300,000 shares of its common stock to a consultant for services valued at $54,000.

         On April 10, 2001, the Company issued 1,500,000 shares, valued at $346,669 as of December 31, 2000 and $360,000 for the forgiveness of notes and accrued interest through that date. For accounting purposes these shares are treated as outstanding on December 31, 2000.

         In March 2001, the Company agreed to issue 100,000 shares of its common stock in connection with the issuance of a $100,000 short term note. A charge of $21,000 was recorded as loan fees included in general and administrative expenses. This note plus accrued interest was repaid in July 2001.

         In April 2001, the Company issued 200,000 shares of its common stock to its preceding president and 200,000 options to purchase 200,000 shares of the Company's common stock, at an exercise price of $.50 per share through the earlier of March 2003 or 30 days after the completion of service, in connection with an executive consulting agreement which also provided for annual compensation of $100,000 through February, 2002. In October, 2001 the Company and Mr. Beloyan agreed to separate, with 100,000 of the shares returned to the Company by Mr. Beloyan and 100,000 shares to be retained as fully paid. These shares were valued at $21,000. Additionally, the options under this agreement were canceled.

         In May 2001, the Company issued 75,000 shares of its common stock to a consultant for services valued at $15,750.

         In July 2001, the Company issued 348,000 shares of its common stock valued at $69,400 to its geological consultant and treated this amount as an addition to capitalized exploration costs.

         In July 2001, the Company issued 300,000 shares of its common stock to Evangelos Kechayans, President and CEO and director for services valued at $120,000.

         In September 2001, the Company issued 350,000 shares of its common stock to John Sgarlat, a director for services valued at $168,000.

                                     PART IV

Item 13. Exhibits, Financial Statements and Schedules.
         ---------------------------------------------

         (1) The following financial statements are included herein and commence on page F-1 as follows:



Independent Auditors' Report - Schuhalter, Coughlin & Suozzo, LLC         F-1

Balance Sheet, December 31, 2001                                          F-2

Statement of Operations, for the Two Years Ended December 31, 2001
     and From July 6, 1987 (Date of Inception) to December 31, 2001       F-3

Statements of Changes in Stockholders' Equity From Inception on
     July 6, 1987 through December 31, 2001                               F-4

Statement of Cash Flows for the Two Years Ended December 31, 2001
     and from July 6, 1987 (Date of Inception) to December 31, 2001       F-8

Notes to Consolidated Financial Statements                               F-10

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
European American Resources, Inc.
91 South Main Street
Eureka, Nevada  89316


We have audited the consolidated balance sheet of European American Resources, Inc. (A Junior Mining Company) as of December 31, 2001, and the related consolidated statements of operations for the two years then ended, changes in stockholders' equity, and cash flows from July 6, 1987 (Date of Inception) to December 31, 2001 and for the two years then ended in the accompanying index to financial statements (Item 13.). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements listed in the accompanying index to financial statements (Item 13.) present fairly, in all material respects, the financial position of European American Resources, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the two years then ended December 31, 2001 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, on March 31, 2001, the Division of Corporate Finance of the U. S. Securities and Exchange Commission, "The Commission", published interpretations and guidance concerning certain issues in the extractive industries, which, by letter on February 28, 2002, has informed the Company, that upon a review of the Company's form 10KSB/A for the year ended December 31, 2000, they believe may apply to the method the Company has utilized to account for mining exploration costs and or the criterion used to determine the description of the Company as being in the "exploration stage" rather than the "development stage". This review is ongoing with the Commission and may result in either a change in the method the Company has accounted for such costs or a correction of disclosures, or both. The Company has not yet determined which changes in accounting method or corrected disclosures shall be necessary to implement upon the completion of this review, nor whether the resultant changes would be applied either prospectively or by recognizing the cumulative effect of the change in the year of adoption.



                                       /s/ Schuhalter, Coughlin & Suozzo, LLC
                                           ----------------------------------
                                           Schuhalter, Coughlin & Suozzo, LLC


Raritan, New Jersey

April 22, 2002

                        EUROPEAN AMERICAN RESOURCES, INC.
                            (A JUNIOR MINING COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2001


   Assets

Current Assets
 Cash and cash equivalents                              $      4,780
                                                        ------------

   Total Current Assets                                        4,780
                                                        ------------

Capitalized exploration costs (Note 1)                     2,549,665


Property and equipment, at cost, net of accumulated
 depreciation of $9,626                                        2,894

Other Assets
 Security Deposit                                                500
                                                        ------------

   Total Other Assets                                            500
                                                        ------------

   Total Assets                                            2,557,839
                                                        ============


   Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable and accrued expenses                       380,337
 Due to related parties                                       44,197
                                                        ------------

   Total Current Liabilities                                 424,524

Commitments (Note 9)                                            --

Distribution rights agreement (Note 9)                       258,530
Other liabilities, related parties, expected to be
 converted to equity                                          28,607

Stockholders' Equity
 Preferred stock; $.0001 par value, 25,000,000 shares
  authorized, no shares issued or outstanding                   --
 Common stock; $.0001 par value, 250,000,000 shares
  authorized, 22,650,508 shares issued
  and outstanding                                              2,265
 Additional paid in capital                               12,284,010
 Deficit accumulated since inception                     (10,440,107)
                                                        ------------

   Total Stockholders' Equity                              1,846,168
                                                        ------------

   Total Liabilities and Stockholders' Equity           $  2,557,839
                                                        ============








The accompanying notes are an integral part of these financial statements.




                                 EUROPEAN AMERICAN RESOURCES, INC.
                                     (A JUNIOR MINING COMPANY)
                                     STATEMENTS OF OPERATIONS

                                                                                           From
                                                                                          July 6,
                                                                                           1987
                                                                                         (Date of
                                                       For the Years Ended             Inception) to
                                                           December 31,                 December 31,
                                                        2000             2001              2001
                                                     ---------        ---------         ----------
Revenues
 Sales                                              $        -       $        -        $    29,028
                                                     ---------        ---------         ----------

Operating Expenses
 Operating costs                                        98,047                -          3,960,767
 General and administration                            697,407          432,027          3,686,961
 Depreciation and amortization                           2,504            2,421            328,952
 Stock based compensation                               85,313          309,000          1,656,938
 Royalty Expense                                             -                -             43,960
                                                     ---------        ---------         ----------

  Total Operating Expenses                             883,271          743,448          9,677,578
                                                     ---------        ---------         ----------

Loss from operations, before other
  income (expense)                                    (883,271)        (743,448)        (9,648,550)

Other Income (Expense)
 Interest income                                             -                -            316,963
 Interest expense                                      (55,990)         (34,897)          (229,410)
 Settlement (expense) income                                 -                -              3,516
 Loss on the sale of assets                                  -                -            (14,755)
 Net realized losses on marketable
  securities                                                 -                -           (256,668)
 Loss on write off related party
  receivable                                                 -                -            (15,980)
 Reserve for claim on foreign investment,
  net of earnings and gain on debt
  cancellation to related parties                     (267,500)               -           (595,223)
                                                     ---------        ---------         ----------

  Total Other Income (Expense)                        (323,490)         (34,897)          (791,557)
                                                     ---------        ---------         ----------

Loss from operations before income taxes            (1,206,761)        (778,345)       (10,440,107)

Income tax expense                                           -                -                  -
                                                     ---------        ---------         ----------

Net Loss                                           $(1,206,761)      $ (778,345)      $(10,440,107)
                                                     =========        =========         ==========

Basic Loss Per Common Share                        $      (.07)      $     (.04)
                                                     =========        =========

Average Common Shares Outstanding                   16,556,038       21,062,433
                                                    ==========       ==========



The accompanying notes are an integral part of these financial statements.

                                            EUROPEAN AMERICAN RESOURCES, INC.
                                                (A JUNIOR MINING COMPANY)
                                            STATEMENT OF STOCKHOLDERS' EQUITY
                                 FROM INCEPTION ON JULY 6, 1987 THROUGH DECEMBER 31, 2001


                                                                                                          Deficit
                                                                                     Additional          Accumulated
                                                          Common Stock                 Paid In              Since
                                                    Shares             Amount          Capital            Inception
                                                   ---------           ------         ---------           ---------
Balance, July 6, 1987                                      -            $   -        $        -          $        -

Shares issued to officers
 and directors of the
 Company and other
 individuals, for cash July
 through September, 1997                           1,000,000              100           371,783                   -

Net loss for the period
 ended December 31, 1987                                   -                -                 -             (95,060)
                                                   ---------             ----         ---------           ---------


Balance, December 31, 1987                         1,000,000              100           371,783             (95,060)

Effect of recapitalization
 of Paradise Valley Mining,
 Inc. on March 11, 1988                            1,000,000              100           200,418                   -

Shares sold by private
 placement for cash at $1.00
 per share in July, 1988,
 net of $4,808 in offering
 costs                                               151,000               15           146,177                   -

Shares sold by private
 placement for cast at $0.33
 per share in October, 1988                          150,000               15            49,985                   -

Net loss for the year ended
 December 31, 1988                                         -                -                 -            (275,547)
                                                   ---------              ---         ---------           ---------

Balance, December 31, 1988                         2,301,000              230           768,363            (370,607)

Shares  sold by private  placement
 for cash at $10.00 per share during April
 through June 1989, net of $518,576 in
 offering costs                                      429,374               43         3,774,785                   -

Shares issued in payment of
 interest at $10.00 per
 share during April and May
 1989                                                  2,991                -            29,918                   -

Net loss for the year ended
 December 31, 1989                                         -                -                 -            (463,583)
                                                   ---------              ---         ---------           ---------

Balance, December 31, 1989                         2,733,365            $ 273        $4,573,066         $  (834,190)
                                                   ---------              ---         ---------           ---------


The accompanying notes are an integral part of these financial statements.

                                 EUROPEAN AMERICAN RESOURCES, INC.
                                     (A JUNIOR MINING COMPANY)
                                 STATEMENT OF STOCKHOLDERS' EQUITY
                      FROM INCEPTION ON JULY 6, 1987 THROUGH DECEMBER 31, 2001


                                                                                         Deficit
                                                                    Additional          Accumulated
                                         Common Stock                 Paid In              Since
                                   Shares             Amount          Capital            Inception
                                  ---------           ------         ---------           ---------

Balance, January 1, 1990          2,733,365            $ 273       $ 4,573,066          $ (834,190)

Net loss for the year ended
 December 31, 1990                        -                -                 -          (1,620,689)
                                  ---------              ---         ---------            --------

Balance, December 31, 1990        2,733,365              273         4,573,066          (2,454,879)

Net loss for the year ended
 December 31, 1991                        -                -                 -            (477,967)
                                  ---------              ---         ---------           ---------

Balance, December 31, 1991        2,733,365              273         4,573,066          (2,932,846)

Shares sold by private
 placement for cash at
 $.2714 per share during
 September, 1992                  7,000,000              700         1,899,300                   -

Net loss for the year ended
 December 31, 1992                        -                -                 -            (694,935)
                                  ---------              ---         ---------           ---------

Balance, December 31, 1992        9,733,365              973         6,472,366          (3,627,781)

Net loss for the year ended
 December 31, 1993                        -                -                 -            (730,281)
                                  ---------              ---         ---------           ---------

Balance, December 31, 1993        9,733,365              973         6,472,366          (4,358,062)

Net loss for the year ended
 December 31, 1994                        -                -                 -            (332,383)
                                  ---------              ---         ---------           ---------

Balance, December 31, 1994        9,733,365              973         6,472,366          (4,690,445)

Net loss for the year ended
 December 31, 1995                        -                -                 -            (249,838)
                                  ---------              ---         ---------           ---------

Balance, December 31, 1995        9,733,365              973         6,472,366          (4,940,283)
 net loss for the year ended
 December 31, 1996                        -                -                 -            (116,786)
                                  ---------              ---         ---------           ---------

Balance, December 31, 1996        9,733,365            $ 973       $ 6,472,366         $(5,057,069)
                                  ---------              ---         ---------          -----------






The accompanying notes are an integral part of these financial statements.

                                    EUROPEAN AMERICAN RESOURCES, INC.
                                        (A JUNIOR MINING COMPANY)
                                    STATEMENT OF STOCKHOLDERS' EQUITY
                         FROM INCEPTION ON JULY 6, 1987 THROUGH DECEMBER 31, 2001

                                                                                              Deficit
                                                                         Additional          Accumulated
                                              Common Stock                 Paid In              Since
                                        Shares             Amount          Capital            Inception
                                       ---------           ------         ---------           ---------

Balance, January 1, 1997               9,733,365            $ 973       $ 6,472,366         $(5,057,069)

Retirement of shares for
 distribution rights                  (2,187,500)            (219)         (437,281)                  -

Shares sold for $1.00 per
 share in private place-
 ments during the year,
 net of $109,925 offering
 costs                                 2,075,000              208         1,964,867                   -

Shares issued for services
 in connection with the
 employment agreement of
 the former president
 valued at $1.00                         400,000               40           399,960                   -

Shares issued for
 cancellation of debt to
 related party, valued at
 $.70 per share                          357,143               36           249,963                   -

Shares issued for exploration,
 market making services and
 reactivation services
 rendered through December 31,
 1997, valued at, $1.16,
 $1.00 and $.70 per share              1,025,000              102           814,898                   -

Net loss for the year
 ended December 31, 1997                       -                -                 -          (1,380,330)
                                       ---------              ---         ---------           ---------

Balance, December 31, 1997            11,403,008          $ 1,140       $ 9,464,773         $(6,437,399)
                                      ----------            -----         ---------           ---------




The accompanying notes are an integral part of these financial statements.

                                    EUROPEAN AMERICAN RESOURCES, INC.
                                        (A JUNIOR MINING COMPANY)
                                    STATEMENT OF STOCKHOLDERS' EQUITY
                         FROM INCEPTION ON JULY 6, 1987 THROUGH DECEMBER 31, 2001

                                                                                              Deficit
                                                                         Additional          Accumulated
                                              Common Stock                 Paid In              Since
                                        Shares             Amount          Capital            Inception
                                       ---------           ------         ---------           ---------

Balance, January 1, 1998              11,403,008          $ 1,140       $ 9,464,773        $ (6,437,399)

Shares issued for services
 and additions to resource
 properties at $1.21, $.85
 and $.77                                995,900              100           834,715                   -

Shares issued to retire
 distribution rights and
 settlement                            4,156,250              416           833,569                   -

Retirement of shares in
 connection with termination
 of employment agreement with
 the former president                   (350,000)             (35)         (349,965)                  -

Net loss for the year ended
 December 31, 1998                             -                -                 -          (1,167,790)
                                       ---------              ---         ---------           ---------

Balance, December 31, 1998            16,205,158            1,621        10,783,092          (7,605,189)

Shares issued for services
 and additions to resource
 properties at $1.08 and
 $ .80                                   160,000               16           156,334                   -

Retirement of shares in
 connection with termination
 of employment agreement
 with the former president               (50,250)              (5)          (49,995)                  -

Net loss for the year ended
 December 31, 1999                             -                -                 -            (849,812)
                                      ----------            -----        ----------           ---------

Balance, December 31, 1999            16,314,908            1,632        10,889,431          (8,455,001)

Shares issued for services
 at $.73 and $.67                        380,000               37           266,525                   -

Shares issued to settle loan           1,500,000              150           346,519                   -

Net loss for the year ended
 December 31, 2000                             -                -                 -          (1,206,761)
                                      ----------            -----        ----------           ---------

Balance, December 31, 2000            18,194,908          $ 1,819       $11,502,475         $(9,661,762)
                                      ----------            -----        ----------          -----------

The accompanying notes are an integral part of these financial statements.

                                  EUROPEAN AMERICAN RESOURCES, INC.
                                      (A JUNIOR MINING COMPANY)
                                  STATEMENT OF STOCKHOLDERS' EQUITY
                       FROM INCEPTION ON JULY 6, 1987 THROUGH DECEMBER 31, 2001


                                                                                          Deficit
                                                                     Additional          Accumulated
                                          Common Stock                 Paid In              Since
                                    Shares             Amount          Capital            Inception
                                   ---------           ------         ---------           ---------

Balance, December 31, 2000        18,194,908          $ 1,819       $11,502,475         $(9,661,762)

Shares issued for services
  and additions to resource
  properties at $.18, $.20,
  $.21, $.40 and $.48              1,473,000              147           448,003                   -

Shares sold by private
  placement at $.20 per
  share in February, 2001             82,500                8            16,492                   -

Shares issued to settle loan       2,800,000              280           279,720                   -

Shares issued to pay loan
  fees                               100,000               10            20,990                   -

Cancellation of loan interest              -                -            16,330                   -

Net loss for the year ended
  December 31, 2001                        -                -                 -            (778,345)
                                  ----------            -----        ----------          ----------

Balance, December 31, 2001        22,650,408            2,264       $12,284,010        $(10,440,107)
                                  ==========            =====        ==========          ==========



The accompanying notes are an integral part of these financial statements.

                             EUROPEAN AMERICAN RESOURCES, INC.
                                  STATEMENTS OF CASH FLOWS
                                 (A JUNIOR MINING COMPANY)
                      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                    From
                                                                                   July 6,
                                                                                    1987
                                                                                  (Date of
                                                  For the Years Ended            Inception) to
                                                       December 31,              December 31,
                                                 2000              2001              2001
                                             ------------      ------------      ------------
Cash Flows Used By Operating
 Activities

 Net Loss                                    $ (1,206,761)     $   (778,345)     $(10,440,107)

Adjustments  to  reconcile
 net loss to net cash  provided (used)
 by  operating activities:
 Depreciation and amortization                      2,504             2,421           328,952
 Reserve for claim on foreign investment          267,500              --           1,285,792
 Issuance of common stock charged
   to expense                                     266,563           416,081         2,091,753
 Adjustments to resource properties
   charged to operations                            1,933              --           1,742,979
 Loss on the sale of fixed assets                    --                --              14,755
 Earnings on managed foreign investment              --                --            (190,569)
 Losses on marketable securities                     --                --             156,668
 Gain on cancellation of long term
   debt - related party                              --                --            (500,000)
 Loss on write off - related party
   receivable                                        --                --              15,980

 Changes in assets and liabilities:
  (Increase) decrease in prepaid
    expenses                                       27,533            25,000              --
  (Decrease) increase in accounts
    payable and accrued expenses                  135,110            11,167           378,127
  (Increase) decrease in other assets              51,664              --                (500)
  (Increase) in interest receivable
   - affiliate                                       --                --              (1,618)
  Increase in accrued interest                     43,264             2,210            45,474
                                             ------------      ------------      ------------

   Total Adjustments                              796,071           456,879         5,367,793
                                             ------------      ------------      ------------

Net Cash Used by Operating Activities            (410,690)         (321,466)       (5,072,314)
                                             ------------      ------------      ------------



The accompanying notes are an integral part of these financial statements.

                              EUROPEAN AMERICAN RESOURCES, INC.
                           STATEMENTS OF CASH FLOWS - (CONTINUED)
                                  (A JUNIOR MINING COMPANY)
                      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                   From
                                                                                  July 6,
                                                                                   1987
                                                                                 (Date of
                                                 For the Years Ended            Inception) to
                                                      December 31,              December 31,
                                               2000              2001               2001
                                           ------------      ------------      ------------
Cash Flows From (Used In) Investing
 Activities
 Investment in foreign managed funds               --                --          (2,250,000)
 Foreign investment withdrawals                    --                --             964,208
 Investment in marketable securities               --                --            (256,668)
 Proceeds from sale of assets                      --                --             188,251
 Advance to affiliate                              --                --             (75,980)
 Repayment from affiliate                          --                --              50,000
 (Expenditures) recoveries from
  resource properties                           391,333          (100,000)       (3,429,039)
 (Additions to) reimbursements from
  joint venture                                  73,476              --              73,476
 Purchase of fixed assets                          --                --            (359,980)
                                           ------------      ------------      ------------

   Net Cash Provided (Used In)
    Investing Activities                        464,809          (100,000)       (5,095,732)
                                           ------------      ------------      ------------

Cash Flows from Financing Activities
 Proceeds from issuance of common
  stock, net of offering costs of
  $622,309 from inception                          --              16,500         8,559,752
 Proceeds from issuance of notes
 payable to related parties                        --             251,069           650,162
 (Repayment) proceeds of notes
  payable - related party (net)                 (56,200)         (100,000)          204,382
 Proceeds from long term debt -
 related parties                                   --                --             500,000
 Proceeds from Distribution
 rights agreement                                  --             258,530           258,530
                                           ------------      ------------      ------------

   Net Cash Provided By Financing
    Activities                                  (56,200)          426,099        10,172,826
                                           ------------      ------------      ------------

Net Increase(Decrease) in Cash and
 Cash Equivalents                                (2,081)            4,633             4,780

Cash and Cash Equivalents at Beginning
 of Period                                        2,228               147              --
                                           ------------      ------------      ------------

Cash and Cash Equivalents at End of
 Period                                    $        147      $      4,780      $      4,780
                                           ============      ============      ============



The accompanying notes are an integral part of these financial statements.

                        EUROPEAN AMERICAN RESOURCES, INC.
                            (A JUNIOR MINING COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 1   BASIS OF FINANCIAL STATEMENT PRESENTATION (A JUNIOR MINING COMPANY)

         The Company was incorporated in the State of Delaware on July 6, 1987. Since inception, the Company acquired mining rights to mine precious metals to as many as approximately 6,700 claims; at December 31, 2001, the Company controlled 62 patented and 47 unpatented claims in Nevada. Additionally, the Company has been assigned the rights to an interest in 23 patented and 23 unpatented claims, in the same are of interest of its 109 claims now controlled, which subject to due diligence, the Company plans on retaining. The Company was also given an option to acquire approximately 100 additional claims, which subject to due diligence, the Company plans on pursuing approximately 50 to 75 of such claims in the area of interest. Since inception and since the acquisition of an interest in these properties, the Company has not commenced planned principal operations, and accordingly had initially been considered an exploratory stage company as defined in SFAS No. 7, "Accounting and Reporting for Development Stage Companies". The Company is also subject to Industry Guide 7, promulgated by the U.S. Securities and Exchange Commission, "the Commission", which relates to mining companies. A review is ongoing with the Commission of certain criterion applied by the Company to geological test results and recent interpretations pertaining to the Company's methods of accounting for mining exploration costs and determination of the description of the Company being in the "exploration stage" rather than the "development stage". Upon completion of this review the Company plans to amend its current filing and its December 31, 2000 filing for those changes in either its accounting method for such costs or a correction of disclosures, or both, considered necessary to implement. The Company is a Junior Mining Company.

         The Company has incurred material amounts for direct exploratory activity costs since acquisition of the right to these mining properties. In accounting for these costs the Company selected an accounting policy which capitalizes exploratory costs rather than expensing them as incurred. Amortization of these costs is to be calculated by the units of production method based upon proven or probable reserves. Costs incurred on properties later determined to be unproductive are expensed by the Company as that determination is made. As of December 31, 2001, the Company had recorded $2,549,665 in total resource properties, which are included in capitalized exploration costs. If these remaining costs had been expensed rather than capitalized, the accumulated deficit at December 31, 2001 would have been $12,989,772 rather than $10,440,107.

         The Company has been a junior mining company since inception, initially incurring exploratory costs to determine whether the Company's claims contain probable reserves, and if so, then proven reserves.

         The following illustrates the proforma effect of expensing exploratory mining costs in the year incurred:
                                                    2000                 2001
                                                  --------             --------

      Net loss, as reported                     $(1,206,761)         $ (778,345)
                                                  =========           =========
      Net loss - proforma basis -
        expensing mining exploratory costs      $(1,206,761)         $ (947,745)
                                                  =========           =========

      Shareholders' equity, as reported         $ 1,852,523          $1,846,168
                                                  =========           =========
      Shareholders' equity (deficit) -
        proforma basis - expensing mining
        exploratory costs                       $  (537,733)         $ (703,497)
                                                  =========           =========

                        EUROPEAN AMERICAN RESOURCES, INC.
                            (A JUNIOR MINING COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 2   LOSSES SINCE INCEPTION

         The Company has incurred operating losses totaling $10,440,107 from inception (July 6, 1987) through December 31, 2001.

         The Company is a junior mining company and its present activities are focused on pursuing opportunities to exploit its interest in certain mining claims in light of its current alternatives including possible co-ventures with Senior Mining Companies, availability of working capital and present market conditions. Because European American Resources is a junior mining company, the accompanying financial statements should not be regarded as typical for normal operating periods.

         The Company believes that its remaining assets at December 31, 2001, along with cash flows already committed and expected to be generated from financings that are anticipated to close in the short term will be sufficient to fund the Company's operations through 2001. However, there can be no assurance that the Company will ever obtain positive cash flow from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans.

NOTE 3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         The following items represent a schedule of non-cash investing and financing activities:

                                                        2000          2001
                                                      --------      --------

      Issuance of common stock for services
       relating to capitalized resource properties   $      -      $  69,400
                                                       ======        =======

      Issuance of common stock for the
       cancellation of debt and accrued interest     $ 346,669      $ 296,331
                                                       =======        =======

         Operating activities include interest paid of $12,726 and $11,196 for the years ended December 31, 2000 and 2001, respectively. During the year ended December 31, 2001, the Company issued 100,000 shares of common stock valued at $21,000 which was charged to loan fees and is included in general and administrative expenses, in connection with a $100,000 short term note.

                        EUROPEAN AMERICAN RESOURCES, INC.
                            (A JUNIOR MINING COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

         Reclassification

         The financial statements presented for 1997 and from Inception on July 6, 1987 through December 31, 2001 have been reclassified to conform to the current year's presentation.

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

                        EUROPEAN AMERICAN RESOURCES, INC.
                            (A JUNIOR MINING COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

         Capitalized Exploration Costs (Resource Properties)

         The Company records its interest in resource properties at cost, including capitalized exploration costs. Producing properties will be amortized on the unit-of-production basis. The ultimate recovery of costs associated with non- producing properties is dependent upon the discovery and development of economic reserves or the profitable sale of the properties. If a property is abandoned or sold, the proceeds on the sale, less the cost of the property and any related deferred expenditures, will be included in operations at that time. The Company periodically reviews its mineral properties to ascertain whether an impairment in value has occurred. Where a property is considered uneconomic it is written off. During the year ended December 31, 2000, the Company had foregone 727 claims with a carrying value of $413,282, including cash expenses of $20,015, and received a refund of prior fees paid to the BLM totaling $391,333, resulting in a charge to operating expenses of $21,948. At December 31, 2001 the Company had owned and/or leased the rights to control a total of 109 claims, 103 of which were included in the joint venture through December 20, 2001. These claim rights were re-assigned to the Company in addition to the rights to claims the Company is reviewing to determine the feasibility to maintain.

         Equity Method

         The investment in exploration joint venture in which the Company's joint venture partner had committed to spend a minimum of $2,000,000 by the end of 2002, and in turn said partner would be vested 51% in the joint venture and the Company or its assignees would be vested 49%, was accounted for under the equity method. This investment was carried at cost, which included the carrying value on the books of the Company for those claims contributed to the joint venture. The Joint Venture was terminated in December, 2001 with the claims controlled by the Company being reassigned to the Company and at December 31, 2001 are carried at cost in the caption "Capitalized Exploration Costs".

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

                        EUROPEAN AMERICAN RESOURCES, INC.
                            (A JUNIOR MINING COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

         Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

         In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company has reviewed for the impairment of long-lived assets and certain identifiable intangibles to be held and used by the Company whenever events and changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company is presently reviewing with "the Commission" the applicability of recent interpretations of "the Commission" of this pronouncement for companies in the mining industry pertaining to the Company's method of accounting for mining exploration costs.

NOTE 4   CLAIM RECEIVABLE

         The Company had previously entered into a managed investment agreement with Schwabische Finanz-und Unternehmensberatung Gmbh (SFU). The investment consisted of USD $2,250,000 which was being managed by SFU and was being held in accounts at Dominick & Dominick AG. The agreement commenced on September 25, 1992 and the funds were restricted from withdrawal until October 1993. The last records obtained which showed the funds intact were in 1993 and were invested with Dominick and Dominick AG. Management has determined to charge the expense and record the corresponding reserve in the amount of approximately $804,000 to 1993, the earliest period when the Company actually received detailed records and statements of its investments. This is consistent with the maturity date of October, 1993 of the original investment agreement. In 1997 the Company retained new counsel in Germany to finalize the recovery of these amounts if any, from the German fiduciary (a Law
         Firm). The new counsel advised the Company in 1997 that the prospects for collection have improved due to changes in German laws. Counsel has also advised the Company to reduce the amount of its demand (an amount in excess of the remaining carrying value) to accelerate recovery. Accordingly, during the year ended December 31, 1998, the Company further reserved an additional $160,667 against this claim. During 1999 the Company was advised by the same counsel that recovery may be realized within as soon as twelve months and as long as thirty six months, and therefore further reserved $53,833 representing the time value of money at 9%. During 2000 the Company reserved the remaining $267,500 balance of this claim with a like amount charged to expense as the Company continued to have difficulty collecting the same.

NOTE 5   INVESTMENT IN AND TERMINATION OF EXPLORATION JOINT VENTURE

         On February 18, 2000 the Company entered into a group of earn-in and joint venture agreements with Homestake Mining for an area of interest which includes 103 of the 109 claims the Company controls. Homestake had the right to withdraw from The Joint Venture with 30 days written notice. Homestake agreed to contribute approximately 30 claims in the area of interest, as well as committing to expend a minimum of $300,000 through the end of 2000 and $2,000,000 in total through 2002, at which time Homestake would have been vested 51% in the Joint Venture.

         On April 19, 2001 the Company released a report that Homestake had expended the minimum required expenditures for year ended December 31, 2000.

                        EUROPEAN AMERICAN RESOURCES, INC.
                            (A JUNIOR MINING COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 5  INVESTMENT IN AND TERMINATION OF EXPLORATION JOINT VENTURE - (Continued)

         As a condition of the agreement, the Company's royalty commitment was to be borne by the Joint Venture partner, with such expenditure applied toward the minimum committed expenditures. For the year 2001, the Company agreed to fund the $120,000 royalty commitment, subject to reimbursement of $20,000 during 2001 and $100,000 by January 2002. The Company funded the $120,000 royalty commitment and received the $20,000 reimbursement during the year ended 2001.

         The carrying value of the claims have been recorded at the historical cost using the equity method for accounting purposes to record the Company's interest in the joint venture. In December 2001, Homestake recorded the mining claims back to the Company. The Company recorded no revenue or expenses from the joint venture for the year ended December 31, 2000 and December 31, 2001.

NOTE 6   PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                   December 31, 2001

         Office equipment                             $ 12,520
         Less: accumulated depreciation                 (9,626)
                                                        ------

                                                      $  2,894
                                                        ======


NOTE 7   INCOME TAXES

         No provision for income taxes have been made for the periods presented as the Company incurred losses during those periods.

         Deferred taxes consist of the following at December 31, 2001:

         Total deferred tax assets                         $ 1,547,000
         Less: Valuation allowance                          (1,547,000)
                                                             ---------

         Net deferred tax assets                           $         0
                                                             =========

         Deferred tax assets are attributable to available net operating loss carryforwards. The valuation allowance was decreased by $379,985 and increased $123,625 during the years ended December 31, 2000 and 2001, respectively.

         The Company has net operating loss carry forwards of approximately $4,550,000 which expire in various years through the year 2014. The amount of the operating loss carry forwards may be subject to annual limitations limited by IRS regulations as changes in majority interests.

                        EUROPEAN AMERICAN RESOURCES, INC.
                            (A JUNIOR MINING COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 8   RELATED PARTY TRANSACTIONS

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

         On September 25, 1992, the Company issued 7,000,000 shares of its restricted common stock for $1,900,000 to a foreign investor, Trent, Ltd, a Company affiliated with SFU. At the time the shares were issued to Trent they represented approximately 71% of the issued and outstanding common stock of the Company. In addition, the Company also issued to Trent a $500,000 convertible debenture bearing interest at 8%. As a result of the issuance of the common stock and the convertible debenture, the Company was controlled by Trent. The accompanying financial statements include only the accounts of the Company and its subsidiaries and are not consolidated in any way with respect to Trent nor do they include any of the accounts of Trent. The proceeds from the stock issuance and debenture remained in the control of SFU (see note
         4) and were invested in other entities and individuals under the control of SFU in certain pooled investments which were to be invested in foreign exchange forward contracts. All transactions were to be made at the risk of SFU, relieving the Company and the investment company from any and all liability. The invested funds were restricted as to withdrawal until October, 1993. While the invested funds were in the sole control of SFU, they had entered into an agreement with the Company to liquidate the foreign investments and deliver the funds to the United States for use by the Company beginning in October 1993.

         Between January 1, 1994 and December 31, 1995 the company confirmed the amounts with SFU and a German fiduciary; and received partial payments totaling $964,208. SFU was unable to return the balance at these funds. In 1996 the Company determined the debenture should be canceled in conjunction with the managed foreign investments and claim receivable, discussed in Note 4, retroactively to December 31, 1993.

         In 1997, the Company leased office space from an affiliate on a month to month basis via the assumption of the affiliates lease to a third party from September, 1997 through December 31, 1997. Rent expense paid to the third party was $4,687.

         In 1997 the Company issued 250,000 shares to an affiliate for investment banking services valued at $290,000.

                        EUROPEAN AMERICAN RESOURCES, INC.
                            (A JUNIOR MINING COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 8   RELATED PARTY TRANSACTIONS - (Continued)

         During 1997, the Company signed a note to a director bearing interest of 11%. Interest charged to expense for this note in 1997 was $30,480. In March 1998, the Company issued 357,143 shares, valued at $250,000, or $.70 per share, in cancellation of $250,000 of the note due to the related party. The Company also issued 750,000 shares valued at $525,000, or $.70 per share, which are assignable, for exploration and reactivation services, performed through December 31, 1997. At December 31, 1997, $134,093 including interest remained outstanding on this note. The Company repaid this amount during the first quarter of 1998. During June of 1998 the Company advanced this investor $60,000 at 8% interest of which $50,000 was repaid during the year leaving a balance of $12,234 including accrued interest. During the year ended December 31, 1998 the Company recorded $2,234 of interest income from this loan. This loan receivable was repaid to the Company during 1999.

         On April 22, 1998, the Company entered into a consulting agreement with a former CEO which provides for the issuance of common stock in addition to annualized fees, as amended, of $96,000 per year. During the year ended December 31, 1998 the president was paid $64,000 under this agreement. The Company issued 105,000 shares of common stock valued at $.85 per share, or $89,250, based upon their market value subject to Rule "144" restrictions. Of this amount $44,625 was added to resource properties and $44,625 was recorded as stock based compensation based upon the Company's estimate of where the president directed his efforts.

         The Company also agreed to issue 105,000 shares to a director, provided he remained employed by the Company through April 30, 1999. The director resigned from employment in an effort to curtail expenses, and remained a director through April, 2000. The Company issued 90,000 restricted shares, valued at $.85 per share, or $69,300, based upon their market value subject to Rule "144" restrictions. Of this amount, $34,650 was added to resource properties and $34,650 was recorded as stock based compensation. The agreement initially provided for annualized compensation of $72,000 and during the year ended December 31, 1999 he was paid $27,000 under this agreement.

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

                        EUROPEAN AMERICAN RESOURCES, INC.
                            (A JUNIOR MINING COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 8   RELATED PARTY TRANSACTIONS - (Continued)

         Credit Facilities Provided By Affiliates

         In December, 1998 one shareholder agreed to advance up to $40,000 with interest at 10% through April 30, 1999, or the completion of the Company's offering of common stock, whichever occurs first, and its secured by the Company's resource properties. In 1999 this note was amended to provide up to $1,000,000 at 12% indefinitely. At December 31, 1999, $300,000 of principle is outstanding on this note, plus accrued interest of $10,669. Effective December 31, 2000 the principle of $300,000 outstanding on this note plus accrued interest totaling $46,669 were recorded as common stock and additional paid in capital as this note plus accrued interest was canceled in exchange for 1,500,000 shares issued on April 10, 2001. Interest expense on this note was $10,669 in 1999 and $36,000 in 2000.

         On April 10, 2001, the Company issued 1,500,000 shares of its common stock valued at $360,000 in connection with the cancellation of a note and accrued interest with a significant shareholder. The total cancellation of the note and accrued interest was $360,000, of which $346,669 was outstanding at December 31, 2000. During the year ended December 31, 2001, $13,331 of interest was charged to interest expense and a like amount was added to additional paid in capital.

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

         During 2000, these notes were combined and net of advances, this creditor was repaid $56,200 at December 31, 2000. The balance of the notes plus accrued interest totaled $201,735 and was treated as an addition to paid inc capital . Interest expense for the year ended 2000 was $7,264.

         During 2001, the Company was advanced $78,265 in cash and expenses paid on behalf of the Company which brought the total of the note to $280,000. Effective May 2, 2001 this note was canceled and the Company assigned its remaining interest, if any, in the claim receivable (see note 4) for the issuance of 2,800,000 shares of common stock. During the year ended December 31, 2001, the Company recorded $2,999 was charged to interest expense and a like amount was added to additional paid in capital.

NOTE 9   COMMITMENTS AND CONTINGENCIES

         In order to maintain the Company's current unpatented mineral lease claims [See Note 1], the Company must pay an annual fees of $100 per claim to the Bureau of Land Management. The fees have been paid through August 31, 2001. The Company did agree to forego its rights to 192 claims in connection with its joint venture agreement discussed herein, and reduced capitalized exploration costs by $116,736 during 1999. During 2000, the Company had foregone all of its claims other than 109 claims of which 103 claims were contributed to the joint venture with Homestake Mining.

                        EUROPEAN AMERICAN RESOURCES, INC.
                            (A JUNIOR MINING COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 9   COMMITMENTS AND CONTINGENCIES - (Continued)

         Earn-in and Joint Venture Agreement

         On February 18, 2000, the Company entered into certain earn-in and joint venture agreements with Homestake Mining for an area of interest, which contains 103 of EPAR's Prospect Mountain claims pursuant to a letter of intent signed in October, 1999. Homestake agreed to contribute approximately 30 claims in the area of interest. Homestake was the manager of the joint venture and committed in stage one to expend a minimum of $300,000 through the end of 2000. In total, Homestake had committed to spend up to a minimum of $2,000,000 through 2002 and in turn would have been vested with 51% in the joint venture at that juncture. This Agreement was terminated in December 2001, with the parties exchanging mutual releases.


         Royalty (Claim Rental) Commitment

         On March 19, 1997 the Company entered into an option to purchase previously leased claims from the original lessors of 47 unpatented claims and owner of 62 patented claims. This agreement provided that the Company the rights to all of the patented and unpatented claims for the purchase price of 100,000 shares of the Company's common stock subject to their restricted legend, and certain accelerated payments under a consulting agreement and further 10% Net Smelter Return (NSR) less applicable expenses up to $100,000,000 from the properties. Additionally, on March 19, 1997 the Company entered into a forty-eight
         (48) month consulting agreement with the geological company owned by the original owner of the patented claims with a monthly retainer of $4,000 and a minimum total of $192,000 to be paid under this agreement. During 1997, $36,000 was paid under this agreement for geological efforts and recorded as an addition to capitalized exploration costs.

         The preceding agreement was canceled and replaced by an agreement and on May 26, 1998, the Company acquired 62 patented claims and mill sites and the rights to 47 unpatented claims on Prospect Mountain. In connection with this purchase, the Company paid the seller $128,000 to buy out the consulting commitment which was included in capitalized exploration costs, and $19,300 for repayment of additional filing fees was the subject to reimbursement to the Company; this amount was included in other assets. The Company also issued 106,000 shares to the seller and a company he controls, which were valued at $90,100 or $.85 per share, and a like amount was recorded as an addition to resource properties. Additionally, the Company agreed to pay advance minimum royalties of up to $100,000,000 as follows:

         1)       $15,000 on the closing date (1998)
         2)       $50,000 on or before the first anniversary (1999)
         3)       $90,000 on or before the second anniversary (2000)
         4)       $120,000 on or before the third anniversary (2001)
         5)       $150,000 on or before the fourth anniversary (2002)
         6) $200,000 on or before the fifth anniversary and $200,000 each year thereafter. (2003 and thereafter)

         This commitment ends when a total of $100,000,000 has been paid, including net smelting returns, or should the Company pay the seller, at the Company's discretion, $27,000,000 prior to May 26, 2003.

                        EUROPEAN AMERICAN RESOURCES, INC.
                            (A JUNIOR MINING COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 9   COMMITMENTS AND CONTINGENCIES - (Continued)

         The above advance on minimum royalties will be accelerated when and if the Company begins to produce extraction revenues from these properties and the net smelting returns, which are 4% in the case when the average price of gold (London quote) in each production quarter exceeds $400 per ounce and 3% in the case when the average price is less than $400 per ounce; exceeds the annual minimum. In connection with the earn-in and joint venture agreement, the Company assigned those claims to the seller with the same commitment as the royalty commitment in the form of a rental commitment.

         Reserved Shares
         ---------------

         In February 2000 in connection with the earn-in joint venture agreement the Company pledged 1,000,000 shares as collateral to the holder of the royalty/rental commitment. In December, 2001, upon the mutual release of the Company and its joint venture partner, Homestake Mining, the Company agreed in principle to reserve these shares to effectuate new agreements; 440,000 shares were reserved for the holder of the rental commitment, 60,000 shares were reserved for the counter party to the distribution rights agreement. Additionally 500,000 shares were reserved to issue for proceeds to fund these agreements.

         Distribution Agreements
         -----------------------

         During 2001, the Company entered into a distribution agreement whereby it assigned 5.8% interest in the Company's share of net earnings, as defined in the agreement, in the mining claims controlled by the Company as of December 31, 2001. The holder of this distribution agreement, FAE Holdings, Inc. is the same related party that was issued 2,800,000 shares of common stock for the cancellation of certain notes during 2001. This agreement was extended through July 31, 2002.

         During 1997, the Company entered into net smelting agreements for up to $7,000,000 with former shareholders in exchange for the retirement of 2,187,500 shares. The Company charged $437,500 to common stock and additional paid in capital as this represented the net estimated value of the distribution rights based upon the anticipated payments, if any, that would have been made under the agreement. This agreement was cancelled in 1998.

         Other Commitments
         -----------------

         On May 8, 1997, the Company entered into an employment agreement with a former president for a period of seven (7) years, which provided annual cash compensation of $144,000, subject to a ten percent (10%) increase per year and such other increases as the Board of Directors may determine from time to time at its sole discretion, and minimum employee stock awards, including 400,000 shares of common stock, which were issued to the former president upon signing, subject to the restrictions of Rule 144 and thereafter 210,000 shares of common stock were to be issued on each anniversary for the first, second, third and fourth yearly anniversary of the contract. Additionally, the agreement called for stock options entitling the president to purchase up to 1,000,000 shares from 1999 through 2005 at prices ranging $5.00 per share increasing annually to $8.50 per share. On April 22, 1998, the Company terminated this former president. In July 1998, EPAR filed a lawsuit against its former president. This lawsuit was subsequently settled. The settlement required Mr. Ogilvie to return 400,000 shares of the Company's common stock which he received as a result of his employment by EPAR, 50,000 of the shares were assigned to the shareholder who made a significant investment in the Company during 1997. The Company recorded settlement income of $350,000 based upon the original value ascribed to these shares. In 1999 the significant shareholder waived any rights to the assigned shares and the Company recorded $50,000 of settlement income.

                        EUROPEAN AMERICAN RESOURCES, INC.
                            (A JUNIOR MINING COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 9   COMMITMENTS AND CONTINGENCIES - (Continued)

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


NOTE 10  CAPITAL STOCK

         Preferred Stock
         ---------------

         The Company has 25,000,000 shares of convertible preferred stock authorized, and effective July 25, 2001 the Board resolved to amend this to 1,000,000 subject to shareholder approval, at a par value of $.0001, of which none are issued or outstanding.

         Common Stock
         ------------

         The Company has 250,000,000 shares of common stock authorized, and effective July 25, 2001 the Board resolved to amend this to 50,000,000 subject to shareholder approval, at a par value of $.0001.

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

         In 1997, the Company issued 250,000 shares to an affiliate for investment banking services which were valued at $1.16 or $290,000, which represented

                        EUROPEAN AMERICAN RESOURCES, INC.
                            (A JUNIOR MINING COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 10  CAPITAL STOCK - (Continued)

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

         As  discussed  in Note 7,  during  1999,  the  Company  issued  100,000 restricted  shares  valued  at $.77  per  share,  or  $77,000;  105,000 restricted  shares  valued  at  $.85  per  share,  or  $89,250;  90,000 restricted  shares  valued at $.85 per share,  or $69,300  and  400,000 restricted shares valued at $.77 per share, or $308,000 to various members of the Company's management. Of these amounts $233,275 was added to resource properties and $310,275 was recorded as stock based compensation.

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

         During the year ended December 31, 2000, the company issued 380,000 shares to employees and Consultants for services valued at $266,562.

         The Company granted options to an accredited investor to purchase, at $.50 per share, up to 1,225,000 shares of restricted common stock. The option period began on September 3, 1999 and ran through September 3, 2000 or sooner, should the Company sell the control of either its 62 patented claims or a majority of its outstanding common stock to a single purchaser. The Company also granted an accredited investment firm options to purchase, also at $.50 per share up to 675,000 shares of restricted common stock. The option period began on September 3, 1999 and ran through September 3, 2000 or sooner, should the Company sell the control of either its 62 patented claims or a

                        EUROPEAN AMERICAN RESOURCES, INC.
                            (A JUNIOR MINING COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 10  CAPITAL STOCK - (Continued)

         majority of its outstanding common stock to a single purchaser. On April 10, 2001, the Company retired these options and canceled its note payable to the accredited investor in exchange for 1,500,000 shares of the Company's common stock, which are treated as outstanding at December 31, 2000 for accounting purposes pursuant to FASB 128.

         In February 2001, the Company issued 82,500 shares of its common stock in a private placement at $.20 per share generating net proceeds to the Company of $16,500.

         In March 2001, the Company issued 300,000 shares of its common stock to a consultant for services valued at $54,000.

         In March 2001, the Company agreed to issue 100,000 shares of its common stock in connection with the issuance of a $100,000 short term note. A charge of $21,000 was recorded as loan fees included in general and administrative expenses. This note plus accrued interest was repaid in July 2001.

         On April 4, 2001, the Company agreed to issue up to 2,800,000 shares of its common stock to another creditor in connection with the cancellation of up to $280,000 of notes and accrued interest and the assignment of the claim receivable (see Note 4). These shares were issued effective May 2, 2001 and valued at $280,000, the amount of debt which was canceled.

         In April 2001, the Company issued 200,000 shares of its common stock to its preceding president and 200,000 options to purchase 200,000 shares of the Company's common stock, at an exercise price of $.50 per share through the earlier of March 2003 or 30 days after the completion of service, in connection with an executive consulting agreement which also provided for annual compensation of $100,000 through February, 2002. In October, 2001 the Company and Mr. Beloyan agreed to separate, with 100,000 of the shares returned to the Company by Mr. Beloyan and 100,000 shares to be retained as fully paid. These shares were valued at $21,000. Additionally, the options under this agreement were canceled.

         In May 2001, the Company issued 75,000 shares of its common stock to a consultant for services valued at $15,750.

         In July 2001, the Company issued 348,000 shares of its common stock valued at $69,400 to its geological consultant and treated this amount as an addition to capitalized exploration costs.

         In July 2001, the Company issued 300,000 shares of its common stock to the Company's President and CEO and director for services valued at $120,000.

         In September 2001, the Company issued 350,000 shares of its common stock to a director for services valued at $168,000.

                        EUROPEAN AMERICAN RESOURCES, INC.
                            (A JUNIOR MINING COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 11  SUBSEQUENT EVENTS

         In December, 2001 the Company and the former joint venture partner (Homestake Mining) entered into releases pertaining to the termination of the joint venture agreement of February 18, 2000 and the joint venture partner re-assigned to the Company all its rights in the 103 claims the Company had contributed to the joint venture, in addition to the rights to approximately 23 patented and 23 unpatented claims in the area of interest previously held by Homestake. Concurrently the Company and its counter parties to these claims agreed in principle to stand-still on existing agreements and effective April 22, 2002 initiated a stand-still reserve agreement, significant terms of which include:

         The 1,000,000 shares previously reserved to secure the claim rental/royalty contract with the claim owner have been reserved to secure the stand-still reserve agreement; 60,000 shares to secure the extension of the existing terms of the distribution rights agreement until July 31, 2002, 440,000 shares to secure the claim rental/ royalty contract, which includes 62 potential claims and 47 unpatented claims, through July 31, 2002 and 500,000 shares have been reserved for the warrant discussed below.

         In consideration for the extension of the distribution agreement, and a firm commitment to raise or provide the Company with a minimum of $240,000 of financing, via the obtainment of new private equity or direct funding, including an increase in the distribution agreement to a possible total of $758,000, or approximately to 17.4% from the present 5.8% interest in the Company's share of net earnings, as defined in the agreement, in the mining claims controlled by the Company as of December 31, 2001; and a best effort commitment to raise a total of $500,000, inclusive of the firm commitment, the Company provided a grant of warrants to FAE Holdings, Inc., the basic terms of the warrant include immediate vesting, to purchase up to 500,000 shares of the Company's common stock at $.20 per share through July 31, 2002 and $.40 through April 30, 2002 (valued at $18,500 ). The fair value of the warrants on the date of the grant was based upon the Black-Scholes stock option pricing model using the following weighted average assumptions: annual expected rate of return of 0%, annual volatility of 108.8%, risk free interest rate of 5.0% and expected option life of one year.

         Effective April 22, 2002 the board issued 180,000 shares to its current directors for them to serve through the completion of the stand-still reserve, 45,000 shares each, and agreed to issue another 180,000 shares again 45,000 shares each, by the sooner of July 31, 2002 or the effective date of the Company entering into any material contract with respect to its rights to the claims including but not limited to:

         1. The contribution of these claims to a joint venture agreement with a senior mining company for purposes of ultimately mining these claims,

         2.       The outright sale of the Company's interest in these claims or

         3. Other such arrangement with respect to the claims which is considered in the best interest of the Company.

         Additionally the directors agreed to nominate and appoint two engineering advisors to the board, without voting rights, for the purpose of presenting the board with its various alternatives with respect to these claims until the completion and release of the stand-still reserve agreement.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                  European American Resources, Inc.
                                  (Registrant)



By: /s/ Evangelos Kechayans
    ---------------------------------------------------
    Evangelos Kechayans, President & CEO and Director



Dated: May 3, 2002



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME        CAPACITY

By: /s/ Evangelos Kechayans
    -----------------------
      Evangelos Kechayans, President & CEO and Director

Dated: May 3, 2002

By: /s/ John Sgarlat
    ---------------------
      John Sgarlat, Director

Dated: May 3, 2002

By: /s/ Richard Cokl
    ---------------------
      Richard Cokl, Director

Dated: May 3, 2002

By: /s/ Stephan Wasser
    ---------------------
      Stephan Wasser, Director

Dated: May 3, 2002

                                     PART IV


ITEM 13  EXHIBITS, SCHEDULES AND REPORTS ON FORM 8-K

         Following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

EXHIBIT NUMBER
REFERENCE DESCRIPTION

(2a)*    Articles of Incorporation, as amended

(3b)*    By-laws, as amended

(99) Map locating mining claims the Company has an interest in as of December 31, 2001



REPORTS OF FORM 8-K:


Filed on October  22,  2001 for event  dated  October  19,  2001 re:  Management
Changes.




         * Incorporated by reference