Form 10QSB
period 2002-03-31
EUROPEAN AMERICAN RESOURCES INC
filed 2002-05-17
CIK 789949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended March 31, 2002                Commission File No.33-2392-D


         European American Resources, Inc. (formerly Merlin Mining Co.)
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           87-0443214
-------------------------------                        ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization                         Identification Number)

91 South Main Street, Eureka, NV                               89316
----------------------------------------                ------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, (775)   237    -   7943
                            ---  --------   ----------


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


The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2002 is 22,650,408 shares all of one class of $.0001 par value common stock.

               EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES
                          (FORMERLY MERLIN MINING CO.)



                                      INDEX
                                      -----

                                                                            PAGE

PART I      FINANCIAL INFORMATION

            Balance Sheet - March 31, 2002                                   1

            Statements of Operations - Three Months Ended
              March 31, 2002 and 2001                                        2

            Three Statement of Cash Flows -Three
              Months Ended March 31, 2002 and 2001                           3

            Notes to Financial Statements                                    4-8

            Management's Discussion and Analysis of financial
              conditions and results of operations                          9-10


PART II     OTHER INFORMATION

            Item 1.           Legal Proceedings                              11

            Item 2.           Changes in Securities                          11

            Item 3.           Defaults Upon Senior Securities                11

            Item 4.           Submission of Matters to a Vote of
                                Security Holders                             11

            Item 5.           Other Information                              11

            Item 6.           Exhibits on Reports on Form 8-K                11

Signature Page                                                               12

                        EUROPEAN AMERICAN RESOURCES, INC.
                            (A JUNIOR MINING COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2002


   Assets

Current Assets
 Cash and cash equivalents                                         $        507
                                                                   ------------

   Total Current Assets                                                     507
                                                                   ------------

Capitalized exploration costs (Note B)                                2,549,665

Property and equipment, at cost, net of accumulated
 depreciation of $9,843                                                   2,677

Other Assets
 Security Deposit                                                           500
                                                                   ------------

   Total Other Assets                                                       500
                                                                   ------------

   Total Assets                                                       2,553,349
                                                                   ============


   Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable and accrued expenses                                  440,361
 Due to related parties                                                  50,197
                                                                   ------------

   Total Current Liabilities                                            490,558

Commitments (Note D)                                                       --

Distribution rights agreement (Note D)                                  258,529

Other liabilities, related parties, expected to be
 converted to equity                                                     54,771

Stockholders' Equity
 Preferred stock; $.0001 par value, 25,000,000 shares
  authorized, no shares issued or outstanding                              --
 Common stock; $.0001 par value, 250,000,000 shares
  authorized, 22,650,508 shares issued
  and outstanding                                                         2,265
 Additional paid in capital                                          12,284,011
 Deficit accumulated since inception                                (10,536,785)
                                                                   ------------

   Total Stockholders' Equity                                         1,749,491
                                                                   ------------

   Total Liabilities and Stockholders' Equity                      $  2,553,349
                                                                   ============


See notes to the financial statement.

                        EUROPEAN AMERICAN RESOURCES, INC.
                            (A JUNIOR MINING COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS




                                                   For the Three Months Ended
                                                            March 31,
                                                     2001              2002
                                                 ------------      ------------

Revenue
  Sales                                          $       --        $       --
                                                 ------------      ------------

Operating Expenses
  Operating costs                                        --                --
  General and administrative                          208,466            93,837
  Depreciation and amortization                         1,205               217
                                                 ------------      ------------

      Total Operating Expenses                        209,671            94,054
                                                 ------------      ------------

Loss from operations before other
  income and (expense)                               (209,671)          (94,054)

Other Income (Expense)
 Interest expense                                     (15,550)           (2,624)
                                                 ------------      ------------
  Total Other Income (Expense)                        (15,550)           (2,624)
                                                 ------------      ------------

Operating loss before income taxes                   (225,221)          (96,678)

  Income tax expense                                     --                --
                                                 ------------      ------------

      Net Loss                                   $   (225,221)     $    (96,678)
                                                 ============      ============


Basic Loss per share                             $      (.012)     $      (.004)
                                                 ============      ============

Average common shares outstanding                  18,567,408        22,650,408
                                                 ============      ============







See notes to the financial statement.

                        EUROPEAN AMERICAN RESOURCES, INC.
                            (A JUNIOR MINING COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                                      For the Three Months Ended
                                                              March 31,
                                                          2001         2002
                                                       ---------    ---------

Cash Flows Operating Activities
 Net Loss                                              $(225,221)   $ (96,678)
 Adjustments to reconcile net loss to net cash
    (used) by operating activities:
    Depreciation                                           1,205          217
    Issuance of common stock charged to expense           54,000         --
    Changes in assets and liabilities:
    (Decrease) increase in accounts payable
        and accrued expenses                             101,049       60,024
                                                       ---------    ---------

      Net Cash Used by Operating Activities              (68,967)     (36,437)
                                                       ---------    ---------

Cash Flows From Financing Activities
  Advances from (repayments to) related party             29,280       32,164
  Cash received from note payable                        100,000         --
  Cash received from issuance of common stock             16,500         --
                                                       ---------    ---------

      Net Cash Provided By Financing Activities          145,780       32,164
                                                       ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents      76,813       (4,273)

Cash and Cash Equivalents at Beginning of Period             147        4,780
                                                       ---------    ---------

Cash and Cash Equivalents at End of Period             $  76,960    $     507
                                                       =========    =========















See notes to the financial statement.

                        EUROPEAN AMERICAN RESOURCES, INC.
                            (A JUNIOR MINING COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     (For three months ended March 31, 2002)
                                   (Unaudited)

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


     Supplemental schedule of cash flow from operations:

                                                   For the three
                                                   months ended
                                                     March 31,
                                               2001            2002
                                             --------        --------

         Interest paid                       $     -         $     -
                                             ========        =======


B.   BASIS OF FINANCIAL STATEMENT PRESENTATION (A JUNIOR MINING COMPANY)

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

                        EUROPEAN AMERICAN RESOURCES, INC.
                            (A JUNIOR MINING COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     (For three months ended March 31, 2002)
                                   (Unaudited)


B.   BASIS OF FINANCIAL STATEMENT PRESENTATION (A JUNIOR MINING COMPANY)
     (Continued)

     The Company has incurred material amounts for direct exploratory activity costs since acquisition of the right to these mining properties. In accounting for these costs the Company selected an accounting policy which capitalizes exploratory costs rather than expensing them as incurred. Amortization of these costs is to be calculated by the units of production method based upon proven or probable reserves. Costs incurred on properties later determined to be unproductive are expensed by the Company as that determination is made. As of March 31, 2002, the Company had recorded $2,549,665 in total resource properties, which are included in capitalized exploration costs. If these remaining costs had been expensed rather than capitalized, the accumulated deficit at March 31, 2002 would have been $13,086,450 rather than $10,536,785.

     The Company has been a junior mining company since inception, initially incurring exploratory costs to determine whether the Company's claims contain probable reserves, and if so, then proven reserves.

     The following illustrates the proforma effect of expensing exploratory mining costs in the year incurred:

                                               For The Three Months Ended
                                                   2001           2002
                                               -----------    -----------

      Net loss, as reported                    $  (225,221)   $   (96,678)
                                               ===========    ===========

      Net loss - proforma basis -
        expensing mining exploratory costs     $  (225,221)   $   (96,678)
                                               ===========    ===========

      Shareholders' equity, as reported                       $ 1,749,491
                                                              ===========

      Shareholders' equity (deficit) -
        proforma basis - expensing mining
        exploratory costs                                     $ (800,174)
                                                              ===========

C.   RELATED PARTY TRANSACTIONS

     During the quarter ended March 31, 2002, the Company received $32,164 from related parties, which were added to existing notes.

     Amounts due to related parties at March 31, 2002 totaled $104,9682 and bear interest at rates from 10% to prime plus 1%. Interest expense on these loans was $2,624 for the three months ended March 31, 2002. One of these notes is expected to be converted to equity during 2002.

                        EUROPEAN AMERICAN RESOURCES, INC.
                            (A JUNIOR MINING COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     (For three months ended March 31, 2002)
                                   (Unaudited)

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

                        EUROPEAN AMERICAN RESOURCES, INC.
                            (A JUNIOR MINING COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     (For three months ended March 31, 2002)
                                   (Unaudited)

E.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective July 1, 2002. Adoption of SFAS No. 141 will have no effect on the Company's results of operations or financial position. Management does not expect that adoption of SFAS No. 142 will have a material effect on the Company's results of operations or financial position.

     In  August  2001,  the  FASB  issued  SFAS  No.  144,  "Accounting  for the
     Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect that adoption of SFAS No. 144 will have a material effect on the Company's results of operations or financial position.



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

                        EUROPEAN AMERICAN RESOURCES, INC.
                            (A JUNIOR MINING COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     (For three months ended March 31, 2002)
                                   (Unaudited)

     In consideration for the extension of the distribution agreement, and a firm commitment to raise or provide the Company with a minimum of $240,000 of financing, via the obtainment of new private equity or direct funding, including an increase in the distribution agreement to a possible total of $758,000, or approximately to 17.4% from the present 5.8% interest in the Company's share of net earnings, as defined in the agreement, in the mining claims controlled by the Company as of December 31, 2001; and a best effort commitment to raise a total of $500,000, inclusive of the firm commitment, the Company provided a grant of warrants to FAE Holdings, Inc., the basic terms of the warrant include immediate vesting, to purchase up to 500,000 shares of the Company's common stock at $.20 per share through July 31, 2002 and $.40 through April 30, 2003 (valued at $18,500 ). The fair value of the warrants on the date of the grant was based upon the Black-Scholes stock option pricing model using the following weighted average assumptions: annual expected rate of return of 0%, annual volatility of 108.8%, risk free interest rate of 5.0% and expected option life of one year.

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

RESULTS OF OPERATIONS AND CURRENT METHOD OF OPERATION

Three Months Ended March 31, 2002 vs. March 31, 2001

The Company's results of operations for the three months ended March 31, 2002 consisted of a loss of $96,678 as compared to March 31, 2001 which consisted of a loss of $225,221 This represents a loss per share of $(.004) for the three months ended March 31, 2002 vs. $(.012) for March, 2001.

The primary decrease in expenses were general and administrative, which were $93,837 in 2002 vs. $208,466 in 2001. These include $54,000 of consulting fees paid in stock during 2001 compared to none for 2002. Interest expense was $2,624 for the three months ended March 31, 2002 vs. $15,550 for the three months ended March 31, 2001.

Plan of Operations

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

Liquidity and Capital Resources

As of March 31, 2002, the Company had a working capital deficit of $490,051 as compared to December 31, 2001 when the Company had a working capital deficit of $419,744.

As a result of anticipated capital expenditures, including a Claim Royalty payment of up to $150,000 to the claim holder under the existing contract, unless restructured, and operating losses, we may raise additional working capital through either the expansion of the distribution rights agreement for up to an additional $500,000, or a total of approximately $758,000 which represents approximately 17.5% of the Company's interest in net earnings from the mining claims existing on December 31, 2001, exclusive of the potential acquisition of the Western Mine Development; or the issuance of common stock to sophisticated investors in a transaction exempt from registration pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. As a result of existing Financing Arrangement and potential private offerings, we anticipate having sufficient working capital through the end of fiscal year ending 2002 and beyond.

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

For further information visit the Company's website at: WWW.EPAR-NV.COM.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

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



Item 2. Changes in Securities
-----------------------------

                  NONE

Item 3. Defaults Upon Senior Securities
---------------------------------------

                  NONE

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

                  NONE

Item 5. Other Information
-------------------------

                  NONE

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

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



                                              EUROPEAN AMERICAN RESOURCES, INC.
                                              (FORMERLY MERLIN MINING CO.)




Dated:  May 15, 2002                       By: /s/Evangelos Kechayans
                                               --------------------------------
                                                  Evangelos Kechayans, CEO