Form 10QSB
period 2002-06-30
EUROPEAN AMERICAN RESOURCES INC
filed 2002-09-13
CIK 789949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the Quarter ended June 30, 2002              Commission File No. 0-18026



         European American Resources, Inc. (formerly Merlin Mining Co.)
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                           87-0443214
------------------------------                         ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization                         Identification Number)

91 South Main Street, Eureka, NV                                89316
--------------------------------                          ------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, (775) 237 - 7943
                           ----------------


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



The number of shares outstanding of each of the registrant's classes of common stock as of August 14, 2002 is 23,470,408 shares all of one class of $.0001 par value common stock.

               EUROPEAN AMERICAN RESOURCES, INC. AND SUBSIDIARIES
                          (FORMERLY MERLIN MINING CO.)



                                      INDEX


                                                                            PAGE

PART I      FINANCIAL INFORMATION

                  Balance Sheet - June 30, 2002                              3

                  Statements of Operations - Three Months Ended
                    June 30, 2002 and 2001                                   4

                  Statements of Operations - Six Months Ended
                    June 30, 2002 and 2001                                   5

                  Statement of Cash Flows - Six Months Ended
                    June 30, 2002 and 2001                                   6

                  Notes to Financial Statements                           7-11

                  Management's Discussion and Analysis of financial
                    conditions and results of operations                 12-13

PART II  OTHER INFORMATION

                  Item 1.  Legal Proceedings                                14

                  Item 2.  Changes in Securities                            14

                  Item 3.  Defaults Upon Senior Securities                  14

                  Item 4.  Submission of Matters to a Vote of
                            Security Holders                                14

                  Item 5.  Other Information                                14

                  Item 6.  Exhibits on Reports on Form 8-K                  14

Signature Page                                                              15

Certification                                                               16

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2002


      Assets

Current Assets
  Cash and cash equivalents                                        $        176
                                                                   ------------

      Total Current Assets                                                  176
                                                                   ------------

Property and equipment, at cost, net of accumulated
  depreciation of $10,526                                                 1,994

Other Assets
  Security Deposit                                                          500
                                                                   ------------


      Total Other Assets                                                    500
                                                                   ------------

      Total Assets                                                        2,670
                                                                   ============




     Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                                 506,011
  Due to related parties                                                 50,197
                                                                   ------------

      Total Current Liabilities                                         556,208

Commitments (Note D)                                                       --

Distribution rights agreement (Note D)                                  258,529

Other liabilities, related parties, expected to be
  converted to equity                                                    63,534


Stockholders' Equity
 Preferred stock; $.0001 par value, 25,000,000 shares
  authorized, no shares issued or outstanding                              --
 Common stock; $.0001 par value, 250,000,000 shares
  authorized, 22,650,508 shares issued and outstanding                    2,265
 Additional paid in capital                                          12,284,011
 Deficit accumulated since inception                                (13,161,877)
                                                                   ------------

      Total Stockholders' Equity                                       (875,601)
                                                                   ------------

      Total Liabilities and Stockholders' Equity                   $      2,670
                                                                   ============





See notes to the financial statement.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS




                                                    For the Three Months Ended
                                                             June 30,
                                                       2001             2002
                                                   ------------    ------------
                                                  (As Restated)
Revenue
  Sales                                            $       --      $       --
                                                   ------------    ------------

Direct Operating Expenses
  Operating costs                                          --            35,025
  General and administrative                            229,675          55,376
  Depreciation and amortization                             782             683
  Stock based compensation                               21,000            --
                                                   ------------    ------------

      Total Direct Operating Expenses                   251,457          91,084
                                                   ------------    ------------

Loss from operations before other
  income and (expense)                                 (251,457)        (91,084)

Other Operating Income (Expense)
  Settlement Expense                                   (252,000)           --
  Interest expense                                      (11,510)         (2,843)
  Loan fees                                             (16,275)           --
                                                   ------------    ------------

      Total Operating Other Income (Expense)           (280,085)         (2,843)
                                                   ------------    ------------

Operating loss before income taxes                     (531,542)        (93,927)

     Income tax expense                                    --              --
                                                   ------------    ------------

     Net Loss                                      $   (531,542)   $    (93,927)
                                                   ============    ============



Basic Loss per share                               $      (.026)   $      (.004)
                                                   ============    ============

Average common shares outstanding                    20,559,590      22,650,408
                                                   ============    ============





See notes to the financial statement.
                                       4

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS




                                                     For the Six Months Ended
                                                             June 30,
                                                       2001             2002
                                                   ------------    ------------
                                                  (As Restated)
Revenue
  Sales                                            $       --      $       --
                                                   ------------    ------------

Direct Operating Expenses
  Operating costs                                          --            46,700
  General and administrative                            438,141         148,373
  Depreciation and amortization                           1,987             900
  Stock based compensation                               21,000            --
                                                   ------------    ------------

      Total Direct Operating Expenses                   461,128         196,073
                                                   ------------    ------------

Loss from operations before other
  income and (expense)                                 (461,128)       (196,073)

Other Operating Income (Expense)
  Settlement Expense                                   (252,000)
  Interest expense                                      (27,060)         (5,468)
  Loan fees                                             (16,275)           --
                                                   ------------    ------------

      Total Other Operating Income (Expense)           (295,335)         (5,468)
                                                   ------------    ------------

Operating loss before income taxes                     (756,463)       (201,541)

     Income tax expense                                    --              --
                                                   ------------    ------------

     Net Loss                                      $   (756,463)   $   (201,541)
                                                   ============    ============



Basic Loss per share                               $      (.039)   $      (.009)
                                                   ============    ============

Average common shares outstanding                    19,488,016      22,650,408
                                                   ============    ============




See notes to the financial statement.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                        For the Six Months Ended
                                                                June 30,
                                                           2001          2002
                                                        ---------     ---------
                                                      (As Restated)
Cash Flows Operating Activities
 Net Loss                                                (756,463)    $(201,541)
Adjustments to reconcile net loss to net
   cash (used) by operating activities:
    Depreciation                                            1,987           900
    Issuance of common stock charged to expense           372,356        18,500
    Changes in assets and liabilities:
    (Decrease) increase in accounts payable
        and accrued expenses                              206,998       136,610
                                                        ---------     ---------

      Net Cash Used by Operating Activities              (175,122)      (45,531)
                                                        ---------     ---------


Cash Flows From Financing Activities
  Advances from (repayments to) related party              58,477        40,927
  Cash received from note payable                         100,000          --
  Cash received from issuance of common stock              16,500          --
                                                        ---------     ---------

      Net Cash Provided By Financing Activities           174,977        40,927
                                                        ---------     ---------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                           (145)       (4,604)

Cash and Cash Equivalents at Beginning of Period              147         4,780
                                                        ---------     ---------

Cash and Cash Equivalents at End of Period              $     292     $     176
                                                        =========     =========



See notes to the financial statement.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      (For six months ended June 30, 2002)
                                   (Unaudited)

A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     The Company follows FASB 128 to compute earnings per share. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their affect is anti-dilutive. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on form 10-KSB for the year ended December 31, 2002.

     Supplemental schedule of cash flow from operations:

                                   For the six
                                  months ended
                                    June 30,

                                               2001           2002
                                             --------       --------

         Interest paid                       $      -       $      -
                                              =======        =======

B.   BASIS OF FINANCIAL STATEMENT PRESENTATION (AN EXPLORATORY STAGE COMPANY)

     The Company was incorporated in the State of Delaware on July 6, 1987. Since inception, the Company acquired mining rights to mine precious metals to as many as approximately 6,700 claims; at December 31, 2001, the Company controlled 62 patented and 47 unpatented claims in Nevada. Additionally, the Company has been assigned the rights to an interest in 23 patented and 23 unpatented claims, in the same are of interest of its 109 claims now controlled, which subject to due diligence, the Company plans on retaining. The Company was also given an option to acquire approximately 100 additional claims, which subject to due diligence, the Company plans on pursuing approximately 50 to 75 of such claims in the area of interest. Since inception and since the acquisition of an interest in these properties, the Company has not commenced planned principal operations, and accordingly had initially been considered an exploratory stage company as defined in SFAS No. 7, "Accounting and Reporting for Development Stage Companies". The Company is also subject to Industry Guide 7, promulgated by the U.S. Securities and Exchange Commission.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      (For six months ended June 30, 2002)
                                   (Unaudited)



     The Company has incurred material amounts for direct exploratory activity costs since acquisition of the right to these mining properties. In accounting for these costs the Company initially selected an accounting policy which capitalizes exploratory costs rather than expensing them as incurred. Effective for the 10KSB/A for 2001, the Company changed its accounting method to expensing such costs as incurred and the Company also changed the method of recording the settlement of debts with equity in 2002; and restated the prior years financial statements. As of June 30, 2002, the Company had recorded $2,573,015 in total exploration costs pertaining to its claims now held which are classified as non-reserve mineralized material.

     The Company has been an exploratory stage company since inception, initially incurring exploratory costs to determine whether the Company's claims contain probable reserves, and if so, then proven reserves.

     The following illustrates the effect of the restatement for the expensing exploratory mining costs in the year incurred and the change for recording the settlement of certain debt:


                                                     For The Six Months Ended
                                                              June 30,
                                                               2001

         Net loss, as previously reported                  $  (504,463)
                                                           ===========

         Net loss - as restated                            $  (756,463)
                                                           ===========

         Shareholders' equity, as previously
           reported                                        $ 1,762,650
                                                           ===========

         Shareholders' equity (deficit) -
           as restated                                     $  (617,615)
                                                           ===========

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      (For six months ended June 30, 2002)
                                   (Unaudited)


C.   RELATED PARTY TRANSACTIONS

     During the quarter ended June 30, 2002, the Company received $40,927 from related parties, which were added to existing notes.

     Amounts due to related parties at June 30, 2002 totaled $113,731 and bear interest at rates from 10% to prime plus 1%. Interest expense on these loans was $7,678 for the six months ended June 30, 2002. One of these notes is expected to be converted to equity during 2002.

     During the quarter ended June 30, 2001, as restated, the Company changed $252,000 settlement in connection with the issuance of common stock to settle certain notes.

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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      (For six months ended June 30, 2002)
                                   (Unaudited)


D.   COMMITMENTS AND CONTINGENCIES - (Continued)

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

     Distribution Agreements


     During 2001, the Company entered into a distribution agreement whereby it assigned 5.8% interest in the Company's share of net earnings, as defined in the agreement, in the mining claims controlled by the Company as of December 31, 2001. The holder of this distribution agreement, FAE Holdings, Inc. is the same related party that was issued 2,800,000 shares of common stock for the cancellation of certain notes during 2001. As restated the Company recorded a $252,000 settlement expense on this note. This agreement was extended through July 31, 2002 and again through September 30, 2002.

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

     The 1,000,000 shares previously reserved to secure the claim rental/royalty contract with the claim owner have been reserved to secure the stand-still reserve agreement; 60,000 shares to secure the extension of the existing terms of the distribution rights agreement until July 31, 2002, which has been extended until September 31, 2002, 440,000 shares to secure the claim rental/royalty contract, which includes 62 potential claims and 47 unpatented claims, initially through July 31, 2002 and extended indefinitely and 500,000 shares have been reserved for the warrant discussed below.

     In consideration for the extension of the distribution agreement, and a firm commitment to raise or provide the Company with a minimum of $240,000 of financing, via the obtainment of new private equity or direct funding, including an increase in the distribution agreement to a possible total of $758,000, or approximately to 17.4% from the present 5.8% interest in the Company's share of net earnings, as defined in the agreement, in the mining claims controlled by the Company as of December 31, 2001; and a best effort commitment to raise a total of $500,000, inclusive of the firm commitment, the Company provided a grant of warrants to FAE Holdings, Inc., the basic terms of the warrant include immediate vesting, to purchase up to 500,000 shares of the Company's common stock at $.20 per share through September 30, 2002, as extended, and $.40 through April 30, 2003 (valued at $18,500). The fair value of the warrants on the date of the grant was based upon the Black-Scholes stock option pricing model using the following weighted average assumptions: annual expected rate of return of 0%, annual volatility of 108.8%, risk free interest rate of 5.0% and expected option life of one year.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      (For six months ended June 30, 2002)
                                   (Unaudited)


D.   COMMITMENTS AND CONTINGENCIES - (Continued)

     Effective April 22, 2002 the board issued 180,000 shares to its current directors for them to serve through the completion of the stand-still reserve, 45,000 shares each, and agreed to issue another 180,000 shares again 45,000 shares each, by the sooner of September 30, 2002 or the effective date of the Company entering into any material contract with respect to its rights to the claims including but not limited to:

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

RESULTS OF OPERATIONS AND CURRENT METHOD OF OPERATION

Six Months Ended June 30, 2002 vs. June 30, 2001


The Company's results of operations for the six months ended June 30, 2002 consisted of a loss of $201,541 as compared to June 30, 2001 which consisted of a loss of $756,463. This represents a loss per share of $(.009) for the three months ended Jun 30, 2002 vs. $(.039) for June, 2001.

The primary decrease in expenses were general and administrative, which were $148,378 in 2002 vs. $438,141 in 2001. These include $69,750 of consulting fees paid in stock during 2001 compared to none for 2002. Interest expense was $5,468 for the six months ended June 30, 2002 vs. $27,060 for the six months ended June 30, 2001.


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

Since that development, various confidential communications have been ongoing between the Company and a major mining company that has expressed a serious interest in pursuing EPAR's mining interest in the Prospect Mountain Claims. Effective December 1, 2001, the Company has entered into a agreement with ASDI, LLC. a California holding company, and Western Mine Development, Inc., (WMD) a Nevada corporation, whereby the Company could have acquired the entire interest of ASDI's Relief Canyon Project, and a 50% interest in the future gold production of the Victorine project from WMD. The parties originally agreed in principle to work together towards the gold production from all properties of the Company. In May, 2002 this agreement was terminated.

In April, the Company claim holder of the material patented claims and the holder of the distribution rights agreement agreed to stand-still on existing agreements until July 31, 2002, and again until September 30, 2002 determined the next course of action with respect to all these properties.

Liquidity and Capital Resources

As of June 30, 2002, the Company had a working capital deficit of $556,384 as compared to December 31, 2001 when the Company had a working capital deficit of $419,744.

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



                                     EUROPEAN AMERICAN RESOURCES, INC.
                                     (FORMERLY MERLIN MINING CO.)





Dated: September 12, 2002             By: /s/Evangelos Kechayan
                                         -------------------------
                                         Evangelos Kechayans, CEO




Dated: September 12, 2002             By: /s/Richard Cokl
                                         -------------------------
                                         Richard Cokl, CFO

   Certification of Procedures Followed in Connection with Sarbanes-Oxley Act
                                 Certification


     The undersigned, the Chief Executive Officer of European American Resources, Inc., a Delaware Corporation (the "Company") do hereby certify, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

     (1) I reviewed in detail the amended Annual Report on Form 10KSB for 2001 which includes restatements for the periods ending December 31, 1996, December 31, 1997, December 31, 1998, December 31, 1999, December 31, 2000 and December 31, 2001, and the amended Quarterly Reports on form 10QSB for such fiscals (the "Report") shortly before the certification was provided.

     (2) I discussed the substance of the Report with each of the Company's outside auditors, audit committee members, and contract accounting manager. These discussions took place at various times and covered principally the financial statement portions of the reports (including the notes which are an integral part of the financial statements) and related financial disclosures. These discussions included my verifying that the financial statements included in the report are accurate and complete, and are properly prepared and consolidated. I confirmed that each of the outside auditors, audit committee members and the contract accounting manager were satisfied that the notes to the financial statements read clearly and that the notes fairly explain the company's significant accounting principles and significant estimates, as well as disclose all material contingencies and "off balance sheet" transactions and commitments known to them. In addition, my discussions with outside and internal auditors included a discussion of any material issues that came up in their review of the financial statements and the resolution of those issues. I also verified with the outside auditors, controller and inside auditors that internal controls are in place and operating to warrant reliance upon the financial and business information provided to me by management.

     (3) I confirmed that the consolidated financial statements included in the Report are accurate and complete in all material respects, reflect all transactions of the Company during and for the statement period following accounting principles consistent with those applied in prior periods, and that all period end adjustments have been made in a manner consistent with the accounting principles in prior periods (other than usual and customary year end adjustments in the case of interim statements).

     (4) I informed the heads of the Company's primary business units and divisions, as well as any officers of those business units or divisions who have the primary financial reporting responsibility, that I would be providing a certification regarding the accuracy of the Report and confirmed orally and in writing with each such head and financial officer that insofar as they knew, the Report did not include any untrue statement of a material fact or omit to state a material fact.

     (5) As a result of the foregoing procedures, I concluded that, to the best of my knowledge, I was able to provide the certification without exception.

     In witness whereof, I have executed this certification as of the 12th day of September, 2002.




Name:Evan Kechyans
     ---------------------------
     Chief Executive Officer

   Certification of Procedures Followed in Connection with Sarbanes-Oxley Act
                                 Certification


     The undersigned, the Chief Financial Officer of European American Resources, Inc., a Delaware Corporation (the "Company") do hereby certify, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

     (1) I reviewed in detail the amended Annual Report on Form 10KSB for 2001 which includes restatements for the periods ending December 31, 1996, December 31, 1997, December 31, 1998, December 31, 1999, December 31, 2000 and December 31, 2001, and the amended Quarterly Reports on form 10QSB for such fiscals (the "Report") shortly before the certification was provided.

     (2) I discussed the substance of the Report with each of the Company's outside auditors, audit committee members, and contract accounting manager. These discussions took place at various times and covered principally the financial statement portions of the reports (including the notes which are an integral part of the financial statements) and related financial disclosures. These discussions included my verifying that the financial statements included in the report are accurate and complete, and are properly prepared and consolidated. I confirmed that each of the outside auditors, audit committee members and the contract accounting manager were satisfied that the notes to the financial statements read clearly and that the notes fairly explain the company's significant accounting principles and significant estimates, as well as disclose all material contingencies and "off balance sheet" transactions and commitments known to them. In addition, my discussions with outside and internal auditors included a discussion of any material issues that came up in their review of the financial statements and the resolution of those issues. I also verified with the outside auditors, controller and inside auditors that internal controls are in place and operating to warrant reliance upon the financial and business information provided to me by management.

     (3) I confirmed that the consolidated financial statements included in the Report are accurate and complete in all material respects, reflect all transactions of the Company during and for the statement period following accounting principles consistent with those applied in prior periods, and that all period end adjustments have been made in a manner consistent with the accounting principles in prior periods (other than usual and customary year end adjustments in the case of interim statements).

     (4) I informed the heads of the Company's primary business units and divisions, as well as any officers of those business units or divisions who have the primary financial reporting responsibility, that I would be providing a certification regarding the accuracy of the Report and confirmed orally and in writing with each such head and financial officer that insofar as they knew, the Report did not include any untrue statement of a material fact or omit to state a material fact.

     (5) As a result of the foregoing procedures, I concluded that, to the best of my knowledge, I was able to provide the certification without exception.

     In witness whereof, I have executed this certification as of the 12th day of September, 2002.




Name:  Richard Cokl
      -----------------------
      Financial Officer