Form 10KSB/A
period 2001-12-31
EUROPEAN AMERICAN RESOURCES INC
filed 2002-09-18
CIK 789949

FORM 10-KSB/A
                               (Amendment No. 1)


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


As of August 28, 2002, the Issuer had outstanding 24,050,408 shares of its common stock, as adjusted, par value $0.0001 per share. As of August 28, 2002, 11,848,758 shares were held by non-affiliates with an aggregate market value of approximately $3,198,140.

                                     PART I

Item 1. Business.
        ---------

     General Development of Business
     -------------------------------


         The Company was incorporated in the State of Delaware on July 6, 1987. We are an Exploratory Mining Company. Since inception, the Company has acquired various mining rights and has held up to as many as approximately 6,700 patented, unpatented lode, mill sites and placer claims on certain properties located throughout the State of Nevada. During the year ended December 31, 2000 the Company waived its rights to approximately 727 claims and received a refund of $391,333 of BLM fees for claims and costs with an aggregate carrying value of $413,281, resulting in a $21,940 charge to operating expenses during the year ended December 31, 2000. At December 31, 2000, the Company's interest in the joint venture with Homestake Mining contained 103 of the 109 claims the Company controlled. Certain of these rights were acquired by agreements to pay an aggregate total royalty based upon various percentages of the net profits delivered from the properties computed by a predefined formula. As of December 20, 2001, Homestake Mining recorded the mining claims back into EPAR's name and both parties mutually released each other from the terms of the joint venture. Additionally, Homestake assigned the rights to an interest in 23 patented and 23 unpatented claims, in the same are of interest of its 109 claims now controlled, which subject to due diligence, the Company plans on retaining. The Company was also given an option to acquire approximately 100 additional claims, which subject to due diligence, the Company plans on pursuing approximately 50 to 75 of such claims in the area of interest. Since acquisition of these properties, the Company has not commenced any extractive mining operations.


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


         Effective December 1, 2001, the Company had entered into a agreement with ASDI, LLC. a California holding company, and Western Mine Development, Inc., (WMD) a Nevada corporation, whereby the Company could acquire the entire interest of ASDI's Relief Canyon Project, and a 50% interest in the future gold production of the Victorine project from WMD. The transaction was tentatively valued at up to $8 million in convertible preferred stock of the Company to be issued based on performance clauses, all of which were subject to due diligence, and was extended through June 2002. On June 28, 2002, the Company notified WMD that it had terminated its interest in the letter of intent and would not proceed further with WMD at this time.



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


         The Company's in place grade and tonnage of non-reserve mineralized material listed below was estimated utilizing EPAR's drill information:

     1) Mineral resources calculated by Dirigo Research utilizing the EPAR drill data indicated that Prospect Mountain contains 328,853 tons @
          0.056 oz/ton gold using a 0.010 oz/ton gold cut-off grade.

     2) A second mineral resource estimate of EPAR's drill results completed by Fleshman & Associates shows that the project hosts 331,977 tons @
          0.057 0z/ton gold and 0.639 oz/ton silver using a 0.010 oz/ton cut-off grade.


Each  of  the  above  mineral   resource   estimates   was  completed   using  a
3-dimensional, simple polygonal approach, applied a cut-off grade of 0.010 oz/ton gold, and tonnage factor of 13 cubic feet per ton.

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


(3) Geological information including path of access and maps and a map locating these properties is attached as exhibits to this form 10KSB/A.

     Geological results indicate that the Company has yet to develop proven reserves, however the Company was informed by the geological consultant in 1997 that exploration results have indicated that the Company's claims exhibit the potential for the development of economic mineralization.
     (These results are presently being reviewed by the Commission - See Financial Statements, Note 1) Since these claims are not proven, estimates of their potential value are not available at this time.

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

                              RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2001 vs. December 31, 2000


         The Company recorded a net loss, as restated, of $1,199,745 for the year ended December 31, 2001 as compared to a loss of $872,682 for the year ended December 31, 2000. This represents a loss per common share of $.06 for 2001 vs. $.05 for 2000.

         The primary fluctuations in year to year expenses included an increase in Operating Costs from $155,301 in 2000 to $169,400 in 2001, as certain costs of maintaining claims were borne by Homestake direct during 2001, other than those costs the Company previously capitalized (see note 1), a decrease in General and Administration expenses from $697,407 in 2000 to $432,027 in 2001 due to a concerted effort by management to reduce overhead and an increase in Stock Based Compensation from $85,313 in 2000 to $309,000 in 2001.

         Also, in 2000, the Company reserved $267,500 against its claim receivable on foreign investments which it has pursued for several years recording a $267,500 charge to loss from operations and reducing its book value to $0 at December 31, 2000. In April of 2001 the remaining rights, if any, the Company held to this claim were assigned to FAE Holdings, Inc. in connection with the cancellation of debt and issuance of shares, and the Company recorded $252,000 settlement expense in connection with the same.


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


         Effective December 1, 2001, the Company had entered into a agreement with ASDI, LLC. a California holding company, and Western Mine Development, Inc., (WMD) a Nevada corporation, whereby the Company could acquire the entire interest of ASDI's Relief Canyon Project, and a 50% interest in the future gold production of the Victorine project from WMD. The transaction was tentatively valued at up to $8 million in convertible preferred stock of the Company to be issued based on performance clauses, all of which were subject to due diligence, and was extended through June 2002. On June 28, 2002, the Company notified WMD that it had terminated its interest in the letter of intent and would not proceed further with WMD at this time.

         In April, the Company claim holder of the material patented claims and the holder of the distribution rights agreement agreed to stand-still on existing agreements until July 31, 2002 and in May 2002 the claim holder extended indefinitely and the holder of the distribution rights extended through September 30, 2002, until the Company determined the next course of action with respect to all these properties.

Liquidity and Capital Resources
-------------------------------

         At December 31, 2001 the Company had a working capital deficit of $419,745.

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


         John Sgarlat is a graduate of Villanova University, Magnum Cum Laude, with a Bachelor of Arts in Philosophy. He also attended a three year graduate program at the University of Pennsylvania/Wharton School of Finance. From 1909 through 1998, Mr. Sgarlat's family owned and operated F.B. Sgarlat, Inc. and North American Mining Corporation, private producers of sand, gravel, slate and coal in Pennsylvania. Mr. Sgarlat founded and was the Chief Executive Officer of e-Content Inc., a producer of television programs and educational marketing programs for public broadcasting stations and certain commercial networks where he was the president, CEO and chairman of the board of directors until April, 2001. He also worked as a registered representative with Hornblower and Wheels. In 1974, he became Director of Marketing for Elkins and Company, a New York Stock Exchange firm. Mr. Sgarlat has extensive experience in investment banking and the media industries.

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


Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------


         The following table sets forth the number of Common Shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Director of the Company and by each person owning five percent or more of the Company's outstanding shares based upon 24,050,408 shares of common stock outstanding, as of August 28, 2002.

                                            Amount and
                                             Nature of
                                             Beneficial               Percentage of
Name and Address                             Ownership                 Class Owned
--------------------                  -----------------------         -------------

John Sgarlat (1)                         350,000  Director                 1.45%
Florida Resident

Evangelos Kechayans                               Current President
Athens, Greece                           300,000  & CEO/ Director          1.25%

Richard Cokl                                   0  Director                 0.00%
Germany

Stephan Wasser                                 0  Director                 0.00%
                                         -------                           -----


Subtotal - Officers & Directors (3)      650,000                           2.70%
                                         -------                           -----

George Whitney                         3,166,000  Shareholder             13.16%
Florida Resident

FAH, Holdings, Inc.(2) (4)
Delaware Corporation                   3,300,000  Shareholder             13.44%
                                       ---------                          -----

German American Investors, LTD
a Foreign Corporation                  4,287,500  Shareholder             17.83%
                                      ----------                          -----

Total                                 11,403,500                          47.13%
                                      ==========                          =====

(1)      These  shares are  subject  to a  forevearance  agreement  in which Mr.
         Sgarlat is in default.

(2) Includes a warrant to purchase 500,000 shares effective April 22, 2002 for a price of $.20 through July 31, 2002, extended to September 31, 2002, and $.40 thereafter through April 30, 2003.

(3)      Does not  include  180,000  shares to be issued  to  Directors,  45,000 shares each, effective April 22, 2002, subject to standstill agreement.

(4) Does not include 820,000 shares held by William O'Callaghan, a shareholder of FAH, Inc., as to which only Mr. O'Callaghan has dispositive power.



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


         On April 4, 2001, the Company agreed to issue up to 2,800,000 shares of its common stock to another creditor in connection with the cancellation of up to $280,000 of notes and accrued interest and the assignment of the claim on foreign investment receivable. These shares were issued effective May 2, 2001 and valued at $532,000, in which, as restated, the Company recorded a settlement expense of $252,000 in 2001 for this transaction.

         During 2001, the Company entered into a distribution agreement whereby it assigned 5.8% interest in the Company's share of net earnings, as defined in the agreement, in the mining claims controlled by the Company as of December 31, 2001. The holder of this distribution agreement, FAE Holdings, Inc. is the same related party that was issued 2,800,000 shares of common stock for the cancellation of certain notes during 2001. This agreement was extended through July 31, 2002, and again to September 30, 2002.


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

                                     PART IV

Item 13. Exhibits, Financial Statements and Schedules.
         ---------------------------------------------

         (1) Condensed Financial Data



                       CONDENSED QUARTERLY FINANCIAL DATA



         The condensed quarterly financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes included in this Form 10KSB including Note 1 - Basis of Presentation and restatement for Accounting Changes. The statement of operations data for the quarters ended March 31, 2000 and 2001, June 30, 2000 and 2001 and September 30, 2000 and 2001 are derived from financial statements that have been reviewed by Schuhalter, Coughlin & Suozzo, LLC.



                                                      For the Three Months Ended March 31,
                                                      2000                             2001
                                           ----------------------------    ----------------------------
                                            Originally     As Restated     Originally      As Restated
                                             Reported          (1)          Reported            (1)
Revenue
  Sales                                    $       --      $       --      $       --      $       --
                                           ------------    ------------    ------------    ------------

Direct Operating Expenses
  Operating costs                                19,700          29,700            --              --
  General and administrative                    232,435         232,435         208,466         208,466
  Depreciation and amortization                     626             626           1,205           1,205
                                           ------------    ------------    ------------    ------------

      Total Direct Operating Expenses           252,761         262,761         209,671         209,671
                                           ------------    ------------    ------------    ------------

Loss from operations, before other
  income (expense)                             (252,761)       (262,761)       (209,671)       (209,671)

Other Operating Income (Expense)
 Interest expense                               (16,325)        (16,325)        (15,550)        (15,550)
                                           ------------    ------------    ------------    ------------
  Total Other Operating Income (Expense)        (16,325)        (16,325)        (15,550)        (15,550)
                                           ------------    ------------    ------------    ------------

Loss from operations before income taxes       (269,086)       (279,086)       (225,221)       (225,221)

  Income tax expense                               --              --              --              --
                                           ------------    ------------    ------------    ------------

      Net Loss                             $   (269,086)   $   (279,086)   $   (225,221)   $   (225,221)
                                           ============    ============    ============    ============


Basic Loss per share                       $      (.016)   $       (.17)   $      (.012)   $      (.012)
                                           ============    ============    ============    ============

Average common shares outstanding            16,314,908      16,314,908      18,567,408      18,567,408
                                           ============    ============    ============    ============






(1) As restated for changes in accounting principles as discussed in Note 1 to financial statement





                                                            For the Three Months Ended June 30,
                                                           2000                             2001
                                               ----------------------------    ----------------------------
                                                Originally     As Restated      Originally      As Restated
                                                 Reported          (1)           Reported            (1)
Revenue
  Sales                                        $       --      $       --      $       --      $       --
                                               ------------    ------------    ------------    ------------

Direct Operating Expenses
  Operating costs                                    41,648          94,851            --              --
  General and administrative                        139,169         139,169         229,675         229,675
  Stock based compensation                           85,313          85,313          21,000          21,000
  Depreciation and amortization                         626             626             782             782
                                               ------------    ------------    ------------    ------------

      Total Direct Operating Expenses               266,756         319,959         251,457         251,457
                                               ------------    ------------    ------------    ------------

Loss from operations, before other
  income (expense)                                 (266,756)       (319,959)       (251,457)       (251,457)
                                               ------------    ------------    ------------    ------------

Other Operating Income (Expense)
 Settlement expense                                    --              --              --          (252,000)
 Loan Fees                                             --              --           (16,275)        (16,275)
 Interest expense                                   (12,138)        (12,138)        (11,510)        (11,510)
                                               ------------    ------------    ------------    ------------

      Total Other Operating Income (Expense)        (12,138)        (12,138)        (27,785)       (279,785)
                                               ------------    ------------    ------------    ------------

Loss from operations before income taxes           (278,894)       (332,097)       (279,242)       (531,242)

  Income tax expense                                   --              --              --              --
                                               ------------    ------------    ------------    ------------

      Net Loss                                 $   (278,894)   $   (332,097)   $   (279,242)   $   (531,242)
                                               ============    ============    ============    ============

Basic Loss per share                           $      (.017)   $      (.020)   $      (.014)   $      (.026)
                                               ============    ============    ============    ============


Average common shares outstanding                16,399,908      16,399,908      20,559,590      20,559,590
                                               ============    ============    ============    ============




(1)  As restated for changes in accounting  method and estimate as discussed in Note 1 to financial statement




                                                         For the Three Months Ended September 30,
                                                          2000                             2001
                                              ----------------------------    ----------------------------
                                               Originally     As Restated      Originally      As Restated
                                                Reported          (1)           Reported         (1)(2)
Revenue
  Sales                                       $       --      $       --      $       --      $       --
                                              ------------    ------------    ------------    ------------

Direct Operating Expenses
  Operating costs                                    3,185           3,185            --            89,400
  General and administrative                       216,889         216,889          63,864          43,864
  Stock based compensation                            --              --              --           309,000
  Depreciation and amortization                        626             626             217             217
                                              ------------    ------------    ------------    ------------

      Total Direct Operating Expenses              220,700         220,700          64,018         442,481
                                              ------------    ------------    ------------    ------------

Loss from operations, before other
  income (expense)                                (220,700)       (220,700)        (64,018)       (442,481)

Other Operating Income (Expense)
  Loan fees                                           --              --              --              --
  Interest expense                                 (14,375)        (14,375)           --              --
                                              ------------    ------------    ------------    ------------

     Total Other Operating Income (Expense)        (14,375)        (14,375)           --              --
                                              ------------    ------------    ------------    ------------

Loss from operations before income taxes          (235,075)       (235,075)        (64,018)       (442,481)

  Income tax expense                                  --              --              --              --
                                              ------------    ------------    ------------    ------------

      Net Loss                                $   (235,075)   $   (235,075)   $    (64,018)   $   (442,481)
                                              ============    ============    ============    ============


Basic Loss per share                          $      (.014)   $      (.014)   $      (.002)   $      (.020)
                                              ============    ============    ============    ============

Average common shares outstanding               16,694,908      16,694,908      21,478,808      22,450,973
                                              ============    ============    ============    ============




(1)  As restated for change in accounting method as discussed in Note 1 to financial statement

(2)  Restated to also include stock issued for services rendered prior to September 30, 2001




         (2) The following financial statements are included herein and commence on page F-1 as follows:



Independent Auditors' Report - Schuhalter, Coughlin & Suozzo, LLC         F-1

Balance Sheet, December 31, 2001                                          F-2

Statement of Operations, for the Two Years Ended December 31, 2001
     and From July 6, 1987 (Date of Inception) to December 31, 2001       F-3

Statements of Changes in Stockholders' Equity From Inception on
     July 6, 1987 through December 31, 2001                               F-4

Statement of Cash Flows for the Two Years Ended December 31, 2001
     and from July 6, 1987 (Date of Inception) to December 31, 2001       F-9

Notes to Consolidated Financial Statements                               F-11

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
European American Resources, Inc.
91 South Main Street
Eureka, Nevada  89316



We have audited the consolidated balance sheet of European American Resources, Inc. (An Exploratory Stage Company) as of December 31, 2001, and the related consolidated statements of operations for the two years then ended, changes in stockholders' equity, and cash flows from July 6, 1987 (Date of Inception) to December 31, 2001 and for the two years then ended in the accompanying index to financial statements (Item 13.). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

In our opinion, the financial statements listed in the accompanying index to financial statements (Item 13.) present fairly, in all material respects, the financial position of European American Resources, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the two years then ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


                                       /s/ Schuhalter, Coughlin & Suozzo, LLC
                                           ----------------------------------
                                           Schuhalter, Coughlin & Suozzo, LLC


Raritan, New Jersey

April 22, 2002, except for Note 1 to which the date is September 10, 2002.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2001
                                 (As Restated)


   Assets

Current Assets
 Cash and cash equivalents                              $      4,780
                                                        ------------

   Total Current Assets                                        4,780
                                                        ------------

Property and equipment, at cost, net of accumulated
 depreciation of $9,626                                        2,894

Other Assets
 Security Deposit                                                500
                                                        ------------

   Total Other Assets                                            500
                                                        ------------

   Total Assets                                         $      8,174
                                                        ============


   Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable and accrued expenses                       380,338
 Due to related parties                                       44,197
                                                        ------------

   Total Current Liabilities                                 424,535

Commitments (Note 9)                                            --

Distribution rights agreement (Note 9)                       258,530
Other liabilities, related parties, expected to be
 converted to equity                                          28,607

Stockholders' Equity
 Preferred stock; $.0001 par value, 25,000,000 shares
  authorized, no shares issued or outstanding                   --
 Common stock; $.0001 par value, 250,000,000 shares
  authorized, 22,650,508 shares issued
  and outstanding                                              2,265
 Additional paid in capital                               12,536,009
 Deficit accumulated since inception                     (13,241,772)
                                                        ------------

   Total Stockholders' Equity                               (703,498)
                                                        ------------

   Total Liabilities and Stockholders' Equity           $      8,174
                                                        ============




The accompanying notes are an integral part of these financial statements.



                                  EUROPEAN AMERICAN RESOURCES, INC.
                                    (AN EXPLORATORY STAGE COMPANY)
                                       STATEMENTS OF OPERATIONS
                                            (As Restated)

                                                                                           From
                                                                                          July 6,
                                                                                           1987
                                                                                         (Date of
                                                       For the Years Ended             Inception) to
                                                           December 31,                 December 31,
                                                        2000             2001              2001
                                                     ---------        ---------         ----------
                                                   (As Restated)    (As Restated)      (As Restated)
Revenues
 Sales                                              $        -       $        -        $    29,028
                                                     ---------        ---------         ----------

Direct Operating Expenses
 Operating costs                                       155,301          169,400          6,901,765
 General and administration                            697,407          432,027          3,686,961
 Depreciation and amortization                           2,504            2,421            328,952
 Stock based compensation                               85,313          309,000          1,656,938
 Royalty Expense                                             -                -             43,960
                                                     ---------        ---------         ----------

  Total Direct Operating Expenses                      940,525          912,848        (12,618,576)
                                                     ---------        ---------         ----------

Loss from operations, before other operating
  income (expense)                                    (940,525)        (912,848)       (12,589,548)

Other Operating Income (Expense)
 Interest income                                             -                -            316,963
 Interest expense                                      (55,990)         (34,897)          (229,410)
 Settlement (expense) income                                 -         (252,000)          (248,484)
 Loss on the sale of assets                                  -                -            (14,755)
 Net realized losses on marketable
  securities                                                 -                -           (256,668)
 Loss on write off related party
  receivable                                                 -                -            (15,980)
 Recoveries of mineralization costs                     391,333               -            391,333
 Reserve for claim on foreign investment,
  net of earnings and gain on debt
  cancellation to related parties                     (267,500)               -           (595,223)
                                                     ---------        ---------         ----------

  Total Other Operating Income (Expense)                67,843         (286,897)          (652,224)
                                                     ---------        ---------         ----------

Loss from operations before income taxes              (872,682)      (1,199,745)          (652,224)

Income tax expense                                           -                -                  -
                                                     ---------        ---------         ----------

Net Loss                                            $ (872,682)     $(1,199,745)      $(13,241,772)
                                                     =========        =========         ==========

Basic Loss Per Common Share                        $      (.05)      $     (.06)
                                                     =========        =========

Average Common Shares Outstanding                   16,556,038       21,062,433
                                                    ==========       ==========


The accompanying notes are an integral part of these financial statements.

                                          EUROPEAN AMERICAN RESOURCES, INC.
                                           (AN EXPLORATORY STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY
                              FROM INCEPTION ON JULY 6, 1987 THROUGH DECEMBER 31, 2001
                                                    (As Restated)

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

                                 EUROPEAN AMERICAN RESOURCES, INC.
                                   (AN EXPLORATORY STAGE COMPANY)
                                 STATEMENT OF STOCKHOLDERS' EQUITY
                      FROM INCEPTION ON JULY 6, 1987 THROUGH DECEMBER 31, 2001
                                           (As Restated)

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

                                 EUROPEAN AMERICAN RESOURCES, INC.
                                   (AN EXPLORATORY STAGE COMPANY)
                                 STATEMENT OF STOCKHOLDERS' EQUITY
                      FROM INCEPTION ON JULY 6, 1987 THROUGH DECEMBER 31, 2001
                                           (As Restated)

                                                                                              Deficit
                                                                         Additional          Accumulated
                                              Common Stock                 Paid In              Since
                                        Shares             Amount          Capital            Inception
                                       ---------           ------         ---------           ---------

Balance, January 1, 1997               9,733,365            $ 973       $ 6,472,366         $(5,057,069)

Retirement of shares for
 distribution rights                  (2,187,500)            (219)         (437,281)                  -

Shares sold for $1.00 per
 share in private place-
 ments during the year,
 net of $109,925 offering
 costs                                 2,075,000              208         1,964,867                   -

Shares issued for services
 in connection with the
 employment agreement of
 the former president
 valued at $1.00                         400,000               40           399,960                   -

Shares issued for
 cancellation of debt to
 related party, valued at
 $.70 per share                          357,143               36           249,963                   -

Shares issued for services
 at, $1.16, $1.00 and $.70
 per share                             1,025,000              102           814,898                   -

Net loss for the year ended
  December 31, 1997 (as restated)              -                -                 -          (3,400,131)
                                       ---------              ---         ---------           ---------

Balance, December 31, 1997            11,403,008          $ 1,140       $ 9,464,773         $(8,457,200)
                                      ----------            -----         ---------           ---------




The accompanying notes are an integral part of these financial statements.

                                 EUROPEAN AMERICAN RESOURCES, INC.
                                   (AN EXPLORATORY STAGE COMPANY)
                                 STATEMENT OF STOCKHOLDERS' EQUITY
                      FROM INCEPTION ON JULY 6, 1987 THROUGH DECEMBER 31, 2001
                                           (As Restated)

                                                                                              Deficit
                                                                         Additional          Accumulated
                                              Common Stock                 Paid In              Since
                                        Shares             Amount          Capital            Inception
                                       ---------           ------         ---------           ---------

Balance, January 1, 1998              11,403,008          $ 1,140       $ 9,464,773        $ (8,457,200)

Shares issued for services
 at $1.21, $.85 and $.77                 995,900              100           834,715                   -

Shares issued to retire
 distribution rights and
 settlement                            4,156,250              416           833,569                   -

Retirement of shares in
 connection with termination
 of employment agreement with
 the former president                   (350,000)             (35)         (349,965)                  -

Net loss for the year ended
 December 31, 1998 (as restated)               -                -                 -          (1,951,100)
                                       ---------              ---         ---------           ---------

Balance, December 31, 1998            16,205,158            1,621        10,783,092          (10,408,300)

Shares issued for services
 at $1.08 and $ .80                      160,000               16           156,334                   -

Return of shares in connection
 with settlement subsequent to
 termination of employment
 agreement with the former president     (50,250)              (5)          (49,995)                  -

Net loss for the year ended
 December 31, 1999 (as restated)               -                -                 -            (761,045)
                                      ----------            -----        ----------           ---------

Balance, December 31, 1999            16,314,908            1,632        10,889,431          (11,169,345)
                                      ----------            -----        ----------           ---------


                                  EUROPEAN AMERICAN RESOURCES, INC.
                                  (AN EXPLORATORY STAGE COMPANY)
                                  STATEMENT OF STOCKHOLDERS' EQUITY
                       FROM INCEPTION ON JULY 6, 1987 THROUGH DECEMBER 31, 2001
                                           (As Restated)


                                                                                  Deficit
                                                                  Additional    Accumulated
                                           Common Stock            Paid In         Since
                                      Shares         Amount        Capital       Inception
                                   ------------   ------------   ------------   ------------

Balance, December 31, 1999           16,314,908          1,632     10,889,431    (11,169,345)

Shares issued for services
 at $.73 and $.67                       380,000             37        266,525           --

Shares issued to settle loan          1,500,000            150        346,519           --

Net loss for the year ended
 December 31, 2000 (as restated)           --             --             --         (872,682)
                                   ------------   ------------   ------------   ------------

Balance, December 31, 2000           18,194,908   $      1,819   $ 11,502,475   $(12,042,027)
                                   ------------   ------------   ------------   ------------

Shares issued for services
  at $.18, $.20, $.21,
  $.40 and $.48                       1,473,000            148        448,002           --

Shares sold by private
  placement at $.20 per
  share in February, 2001                82,500              8         16,492           --

Shares issued to settle loan          2,800,000            280        531,720           --

Shares issued to pay loan
  fees                                  100,000             10         20,990           --

Cancellation of loan interest              --             --           16,330           --

Net loss for the year ended
  December 31, 2001 (as restated)          --             --             --       (1,199,745)
                                   ------------   ------------   ------------   ------------

Balance, December 31, 2001           22,650,408          2,265   $ 12,536,009   $(13,241,772)
                                   ============   ============   ============   ============



The accompanying notes are an integral part of these financial statements.

                             EUROPEAN AMERICAN RESOURCES, INC.
                                  STATEMENTS OF CASH FLOWS
                              (AN EXPLORATORY STAGE COMPANY)
                      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                     (As Restated)

                                                                                    From
                                                                                   July 6,
                                                                                    1987
                                                                                  (Date of
                                                  For the Years Ended            Inception) to
                                                       December 31,              December 31,
                                                 2000              2001              2001
                                             ------------      ------------      ------------
                                            (As Restated)      (As Restated)     (As Restated)
Cash Flows Used By Operating
 Activities

 Net Loss                                    $   (872,682)     $ (1,199,745)     $(13,261,792)

Adjustments  to  reconcile
 net loss to net cash  provided (used)
 by  operating activities:
 Depreciation and amortization                      2,504             2,421           328,952
 Reserve for claim on foreign investment          267,500              --           1,285,792
 Issuance of equity charged
   to expense                                     266,563           737,481         3,300,857
 Loss on the sale of fixed assets                    --                --              14,755
 Earnings on managed foreign investment              --                --            (190,569)
 Losses on marketable securities                     --                --             156,668
 Gain on cancellation of long term
   debt - related party                              --                --            (500,000)
 Loss on write off - related party
   receivable                                        --                --              15,980

 Changes in assets and liabilities:
  (Increase) decrease in prepaid
    expenses                                       27,533            25,000              --
  (Decrease) increase in accounts
    payable and accrued expenses                  135,110            11,167           378,127
  (Increase) decrease in other assets             188,489              --                (500)
  (Increase) in interest receivable
   - affiliate                                       --                --              (1,618)
  Increase in accrued interest                     43,264             2,210            45,474
                                             ------------      ------------      ------------

   Total Adjustments                              930,963           778,279         4,833,915
                                             ------------      ------------      ------------

Net Cash Used by Operating Activities              58,281          (421,466)       (8,427,877)
                                             ------------      ------------      ------------


The accompanying notes are an integral part of these financial statements.

                              EUROPEAN AMERICAN RESOURCES, INC.
                           STATEMENTS OF CASH FLOWS - (CONTINUED)
                              (AN EXPLORATORY STAGE COMPANY)
                      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                        (As Restated)

                                                                                   From
                                                                                  July 6,
                                                                                   1987
                                                                                 (Date of
                                                 For the Years Ended            Inception) to
                                                      December 31,              December 31,
                                               2000              2001               2001
                                           ------------      ------------      ------------
                                          (As Restated)      (As Restated)     (As Restated)
Cash Flows From (Used In) Investing
 Activities
 Investment in foreign managed funds               --                --          (2,250,000)
 Foreign investment withdrawals                    --                --             964,208
 Investment in marketable securities               --                --            (256,668)
 Proceeds from sale of assets                      --                --             188,251
 Advance to affiliate                              --                --             (75,980)
 Repayment from affiliate                          --                --              50,000
 Purchase of fixed assets                          --                --            (359,980)
                                           ------------      ------------      ------------

   Net Cash Provided (Used In)
    Investing Activities                           --                --          (1,740,169)
                                           ------------      ------------      ------------

Cash Flows from Financing Activities
 Proceeds from issuance of common
  stock, net of offering costs of
  $622,309 from inception                          --              16,500         8,559,752
 Proceeds from issuance of notes
 payable to related parties                        --             251,069           650,162
 (Repayment) proceeds of notes
  payable - related party (net)                 (56,200)         (100,000)          204,382
 Proceeds from long term debt -
 related parties                                   --                --             500,000
 Proceeds from Distribution
 rights agreement                                  --             258,530           258,530
                                           ------------      ------------      ------------

   Net Cash Provided By Financing
    Activities                                  (56,200)          426,099        10,172,826
                                           ------------      ------------      ------------

Net Increase(Decrease) in Cash and
 Cash Equivalents                                (2,081)            4,633             4,780

Cash and Cash Equivalents at Beginning
 of Period                                        2,228               147              --
                                           ------------      ------------      ------------

Cash and Cash Equivalents at End of
 Period                                    $        147      $      4,780      $      4,780
                                           ============      ============      ============



The accompanying notes are an integral part of these financial statements.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 1 BASIS OF FINANCIAL STATEMENT PRESENTATION AND RESTATEMENT FOR ACCOUNTING CHANGES

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

         CHANGE IN ACCOUNTING METHOD

         The Company has incurred material amounts for direct exploratory activity costs since acquisition of the right to these mining properties. In accounting for these costs the Company initially selected an accounting policy which capitalized exploratory costs rather than expensing them as incurred. Amortization of these costs was to be calculated by the units of production method when the property was put into production. Costs incurred on properties later determined to be unproductive were to be expensed by the Company as that determination is made. As of December 31, 2001, the Company had recorded $2,549,665 in total exploration costs on the claims the Company now controls.

         During 1997, and periodically thereafter, the Securities and Exchange Commission (SEC) staff reconsidered existing accounting practices for mineral expenditures by United States junior mining companies. They now interpret generally accepted accounting policy for junior mining companies to permit capitalization of acquisition, exploration and development costs only after persuasive engineering evidence is obtained to support recoverability of these costs (ideally upon determination of proven and/or probably reserves based upon dense drilling samples and feasibility studies by a recognized independent engineer). Although the Company has performed drilling samples, and an independent engineer has deemed the gold properties contain profitable reserves in excess of property and equipment costs incurred, management has chosen to follow the more conservative method of accounting by expending the previously capitalized gold mineral costs, for which there is no feasibility study, effective for 1997. The cumulative effect of this accounting change in 1997 for prior years was $1,036,690, and loss from operations was $2,363,441 and the net loss was $3,400,131 or $.35 per share, $1,951,000 or $.16 per share and
         $761,045 or $.05 per share for 1997, 1998 and 1999 as restated, as compared to 1,380,300 or $.14, $1,167,790 or $.10 and $849,812 or $.05
         as previously reported for 1997, 1998 and 1999, respectively.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1 BASIS OF FINANCIAL STATEMENT PRESENTATION AND RESTATEMENT FOR ACCOUNTING CHANGES (CONTINUED)

        CHANGE IN ACCOUNTING ESTIMATE

        The Company changed the method it utilized to estimate the value of restricted common stock issued in large blocks to cancel indebtedness in 2001. Previously the Company considered the debt cancelled as the best indication of increase of value ascribed to such shares and during 2001, the Company used the trading price of its shares on the date of the parties reached agreement to exchange shares for debt as the preferable value to restricted common stock issued in large blocks to cancel indebtedness.

        RESTATEMENT

        The following illustrates the effect of the restatement for the change in accounting principle to expensing exploratory mining costs in the year incurred and change in accounting estimate in 2001:

                                                    2000              2001
                                                  --------          --------

      Net loss, as reported                     $(1,206,761)     $  (778,345)
                                                  =========        =========
      Net loss - as restated -
        expensing mining exploratory
        costs and change in accounting
        estimate in 2001                        $  (872,682)     $(1,199,745)
                                                  =========        =========

      Shareholders' equity, as reported         $ 1,852,523      $ 1,846,168
                                                  =========        =========
      Shareholders' equity (deficit) -
        as restated - expensing mining
        exploratory costs and change in
        accounting estimate in 2001             $  (537,733)     $  (703,498)
                                                  =========        =========



NOTE 2   LOSSES SINCE INCEPTION

          The Company has incurred operating losses totaling $13,241,772 from inception (July 6, 1987) through December 31, 2001.

          The Company is an exploratory stage company and its present activities are focused on pursuing opportunities to exploit its interest in certain mining claims in light of its current alternatives including possible co-ventures with Senior Mining Companies, availability of working capital and present market conditions. Because European American Resources is an exploratory stage company, the accompanying financial statements should not be regarded as typical for normal operating periods.

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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


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


         The following items represent a schedule of non-cash investing and financing activities:

                                                        2000          2001
                                                      --------      --------
                                                                  (As restated)

      Issuance of common stock for the
       cancellation of debt and accrued interest     $ 346,669      $ 548,331
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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

         Investment in Mineralized Properties

         Investment in mineralized properties, including advances on royalties, prospecting and exploration costs incurred in the search for new mineralized properties are charged to expense as incurred. Direct costs associated with the development of identified reserves will be capitalized at such time supportable "reserves" are established until the related geologic areas are either put into production, sold or abandoned. As of December 31, 2001, there were no geologic areas under production and no capitalized costs, as restated.

         Equity Method

         The investment in exploration joint venture in which the Company's joint venture partner had committed to spend up to a minimum of $2,000,000 by the end of 2002, and in turn said partner would be vested 51% in the joint venture and the Company or its assignees would be vested 49%, was accounted for under the equity method. This investment was initially carried at cost, which included the carrying value on the books of the Company for those claims contributed to the joint venture. As restated, the investment was carried at a cost of $0.

         The Joint Venture was terminated in December, 2001 with the claims controlled by the Company being reassigned to the Company and at December 31, 2001.


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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



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
                                                        ======


NOTE 7   INCOME TAXES

         No provision for income taxes have been made for the periods presented as the Company incurred losses during those periods.


         Deferred taxes consist of the following at December 31, 2001:

         Total deferred tax assets                         $ 2,414,000
         Less: Valuation allowance                          (2,414,000)
                                                             ---------

         Net deferred tax assets                           $         0
                                                             =========

         Deferred tax assets are attributable to available net operating loss carryforwards.

         The Company has net operating loss carry forwards of approximately $7,100,000 which expire in various years through the year 2014. The amount of the operating loss carry forwards may be subject to annual limitations limited by IRS regulations as to changes in majority interests.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



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

         During 2000, these notes were combined and net of advances, this creditor was repaid $56,200 at December 31, 2000. The balance of the notes plus accrued interest totaled $201,735. Interest expense for the year ended 2000 was $7,264.


         During 2001, the Company was advanced $78,265 in cash and expenses paid on behalf of the Company which brought the total of the note to $280,000. Effective May 2, 2001 this note was canceled and the Company assigned its remaining interest, if any, in the claim receivable (see note 4) for the issuance of 2,800,000 shares of common stock and recorded $252,000 settlement expense. During the year ended December 31, 2001, $2,999 was charged to interest expense on this note and a like amount was added to additional paid in capital.


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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



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

         Distribution Agreements
         -----------------------

         During 2001, the Company entered into a distribution agreement whereby it assigned 5.8% interest in the Company's share of net earnings, as defined in the agreement, in the mining claims controlled by the Company as of December 31, 2001. The holder of this distribution agreement, FAE Holdings, Inc. is the same related party that was issued 2,800,000 shares of common stock for the cancellation of certain notes during 2001. This agreement was extended through July 31, 2002 and again until September 30, 2002.

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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



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

         In 1997, the Company issued 250,000 shares to an affiliate for investment banking services which were valued at $1.16 or $290,000, which represented

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



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

         On April 4, 2001, the Company agreed to issue up to 2,800,000 shares of its common stock to another creditor, who is also the holder of the distribution agreement assigned a 5.8% interest in 2001, in connection with the cancellation of up to $280,000 of notes and accrued interest and the assignment of the claim receivable (see Note 4). These shares were issued on May 2, 2001 and valued at $532,000 and restated in a loss on settlement of $252,000, as restated.

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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



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

         The 1,000,000 shares previously reserved to secure the claim rental/royalty contract with the claim owner have been reserved to secure the stand-still reserve agreement; 60,000 shares to secure the extension of the existing terms of the distribution rights agreement until July 31, 2002, and again until September 30, 2002, 440,000 shares to secure the claim rental/ royalty contract, which includes 62 potential claims and 47 unpatented claims, through July 31, 2002, subsequently this agreement was extended indefinitely and 500,000 shares have been reserved for the warrant discussed below.

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

         Effective April 22, 2002 the board agreed to issue 180,000 shares to its current directors for them to serve through the completion of the stand-still reserve, 45,000 shares each, and agreed to issue another 180,000 shares again 45,000 shares each, by the sooner of July 31, 2002 or the effective date of the Company entering into any material contract with respect to its rights to the claims including but not limited to:

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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 12 SUBSEQUENT EVENTS (UNAUDITED)

         Subsequent to April 22, 2002, the Company extended its royalty claim agreement indefinitely with the claim holder. The Company also extended the term of its stand-still agreement for the distribution rights agreement, the issuance of certain warrants to the rights holder and certain shares to its directors until September 30, 2002.

         In July 2002, the Company issued 820,000 shares to a consultant for services. In August 2002, the Company issued 580,000 to consultants for services.

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



Dated: September 12, 2002



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           NAME                                  CAPACITY

By: /s/ Evangelos Kechayans
    -----------------------
      Evangelos Kechayans               President & CEO and Director

Dated: September 12, 2002

By: /s/ John Sgarlat
    ---------------------
      John Sgarlat                              Director

Dated: September 12, 2002

By: /s/ Richard Cokl
    ---------------------
      Richard Cokl                     Vice President & CFO and Director

Dated: September 12, 2002

By: /s/ Stephan Wasser
    ---------------------
      Stephan Wasser                            Director

Dated: September 12, 2002

                                     PART IV


ITEM 13  EXHIBITS, SCHEDULES AND REPORTS ON FORM 8-K

         Following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.


EXHIBIT
NUMBER
REFERENCE      DESCRIPTION
---------      ------------
  2.a*         Articles of Incorporation, as amended

  3.b*         By-laws, as amended

 99.1          Officer Certifications

 99.2 Prospect Mountain Project Report - Includes maps locating mining claims the Company has an interest in as of December 31, 2001



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