Form 10QSB/A
period 2002-03-31
EUROPEAN AMERICAN RESOURCES INC
filed 2002-09-18
CIK 789949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB/A
                                (Amendment No. 1)



                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the Quarter ended March 31, 2002                Commission File No.0-18026



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



                                      INDEX
                                      -----

                                                                            PAGE

PART I      FINANCIAL INFORMATION

            Balance Sheet - March 31, 2002                                   1

            Statements of Operations - Three Months Ended
              March 31, 2002 and 2001                                        2

            Three Statement of Cash Flows -Three
              Months Ended March 31, 2002 and 2001                           3

            Notes to Financial Statements                                    4-8

            Management's Discussion and Analysis of financial
              conditions and results of operations                          9-10


PART II     OTHER INFORMATION

            Item 1.           Legal Proceedings                              11

            Item 2.           Changes in Securities                          11

            Item 3.           Defaults Upon Senior Securities                11

            Item 4.           Submission of Matters to a Vote of
                                Security Holders                             11

            Item 5.           Other Information                              11

            Item 6.           Exhibits on Reports on Form 8-K                11

Signature Page                                                               12


Certifications                                                             13-14

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2002
                                 (As Restated)

   Assets

Current Assets
 Cash and cash equivalents                                         $        507
                                                                   ------------

   Total Current Assets                                                     507
                                                                   ------------

Property and equipment, at cost, net of accumulated
 depreciation of $9,843                                                   2,677

Other Assets
 Security Deposit                                                           500
                                                                   ------------

   Total Other Assets                                                       500
                                                                   ------------

   Total Assets                                                    $      3,684
                                                                   ============


   Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable and accrued expenses                                  440,362
 Due to related parties                                                  50,197
                                                                   ------------

   Total Current Liabilities                                            490,559

Commitments (Note D)                                                       --

Distribution rights agreement (Note D)                                  258,529

Other liabilities, related parties, expected to be
 converted to equity                                                     54,772

Stockholders' Equity (Deficit)
 Preferred stock; $.0001 par value, 25,000,000 shares
  authorized, no shares issued or outstanding                              --
 Common stock; $.0001 par value, 250,000,000 shares
  authorized, 22,650,508 shares issued
  and outstanding                                                         2,265
 Additional paid in capital                                          12,536,009
 Deficit accumulated since inception                                (13,338,450)
                                                                   ------------

   Total Stockholders' Equity                                          (800,176)
                                                                   ------------

   Total Liabilities and Stockholders' Deficit                     $      3,684
                                                                   ============


See notes to the financial statement.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS





                                                   For the Three Months Ended
                                                            March 31,
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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS






                                                      For the Three Months Ended
                                                              March 31,
                                                          2001         2002
                                                       ---------    ---------
                                                     (As Restated)
Cash Flows Operating Activities
 Net Loss                                              $(225,221)   $ (96,678)
 Adjustments to reconcile net loss to net cash
    (used) by operating activities:
    Depreciation                                           1,205          217
    Issuance of common stock charged to expense           54,000         --
    Changes in assets and liabilities:
    (Decrease) increase in accounts payable
        and accrued expenses                             101,049       60,024
                                                       ---------    ---------

      Net Cash Used by Operating Activities              (68,967)     (36,437)
                                                       ---------    ---------

Cash Flows From Financing Activities
  Advances from (repayments to) related party             29,280       32,164
  Cash received from note payable                        100,000         --
  Cash received from issuance of common stock             16,500         --
                                                       ---------    ---------

      Net Cash Provided By Financing Activities          145,780       32,164
                                                       ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents      76,813       (4,273)

Cash and Cash Equivalents at Beginning of Period             147        4,780
                                                       ---------    ---------

Cash and Cash Equivalents at End of Period             $  76,960    $     507
                                                       =========    =========















See notes to the financial statement.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     (For three months ended March 31, 2002)
                                   (Unaudited)

A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The Company follows FASB 128 to compute earnings per share. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their affect is antidilutive. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on form 10-KSB/A for the year ended December 31, 2001.


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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     (For three months ended March 31, 2002)
                                   (Unaudited)


B. BASIS OF FINANCIAL STATEMENT PRESENTATION AND RESTATEMENT FOR ACCOUNTING CHANGES (CONTINUED)

     The Company has incurred material amounts for direct exploratory activity costs since acquisition of the right to these mining properties. In accounting for these costs the Company initially selected an accounting policy which capitalizes exploratory costs rather than expensing them as incurred. Effective for the 10KSB/A for 2001, the Company changed its accounting method to expensing such costs as incurred and the Company also changed the method of recording the settlement of debts with equity in 2002; and restated the prior years financial statements. As of March 31, 2002, the Company had recorded $2,549,665 in total exploration costs pertaining to its claims now held which are classified as non-reserve mineralized material.

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

     The following illustrates the effect of the restatement for the expensing exploratory mining costs in the year incurred and the change for recording the settlement of certain debt:


                                                     For The Three Months Ended
                                                             March 31,
                                                               2001

         Net loss, as previously reported                  $  (225,224)
                                                           ===========

         Net loss - as restated                            $  (225,221)
                                                           ===========

         Shareholders' equity, as previously
           reported                                        $ 1,704,960
                                                           ===========

         Shareholders' equity (deficit) -
           as restated                                     $  (675,305)
                                                           ===========

C.   RELATED PARTY TRANSACTIONS

     During the quarter ended March 31, 2002, the Company received $32,164 from related parties, which were added to existing notes.

     Amounts due to related parties at March 31, 2002 totaled $104,969 and bear interest at rates from 10% to prime plus 1%. Interest expense on these loans was $2,624 for the three months ended March 31, 2002. One of these notes is expected to be converted to equity during 2002.

                        EUROPEAN AMERICAN RESOURCES, INC.
                            (AN EXPLORATORY STAGE  COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     (For three months ended March 31, 2002)
                                   (Unaudited)

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

     Distribution Agreements


     During 2001, the Company entered into a distribution agreement whereby it assigned 5.8% interest in the Company's share of net earnings, as defined in the agreement, in the mining claims controlled by the Company as of December 31, 2001. The holder of this distribution agreement, FAE Holdings, Inc. is the same related party that was issued 2,800,000 shares of common stock for the cancellation of certain notes during 2001. This agreement was extended through July 31, 2002, and again until September 30, 2002..

                        EUROPEAN AMERICAN RESOURCES, INC.
                            (AN EXPLORATORY STAGE  COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     (For three months ended March 31, 2002)
                                   (Unaudited)

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


     The 1,000,000 shares previously reserved to secure the claim rental/royalty contract with the claim owner have been reserved to secure the stand-still reserve agreement; 60,000 shares to secure the extension of the existing terms of the distribution rights agreement until July 31, 2002, and again until September 30, 2002 440,000 shares to secure the claim rental/ royalty contract, which includes 62 potential claims and 47 unpatented claims, through July 31, 2002 and which were extended indefinitely and 500,000 shares have been reserved for the warrant discussed below.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     (For three months ended March 31, 2002)
                                   (Unaudited)

     In consideration for the extension of the distribution agreement, and a firm commitment to raise or provide the Company with a minimum of $240,000 of financing, via the obtainment of new private equity or direct funding, including an increase in the distribution agreement to a possible total of $758,000, or approximately to 17.4% from the present 5.8% interest in the Company's share of net earnings, as defined in the agreement, in the mining claims controlled by the Company as of December 31, 2001; and a best effort commitment to raise a total of $500,000, inclusive of the firm commitment, the Company provided a grant of warrants to FAE Holdings, Inc., the basic terms of the warrant include immediate vesting, to purchase up to 500,000 shares of the Company's common stock at $.20 per share through July 31, 2002 and again extended to September 30, 2002, and $.40 through April 30, 2003 (valued at $18,500 ). The fair value of the warrants on the date of the grant was based upon the Black-Scholes stock option pricing model using the following weighted average assumptions: annual expected rate of return of 0%, annual volatility of 108.8%, risk free interest rate of 5.0% and expected option life of one year.

     Effective April 22, 2002 the board agreed to issue 180,000 shares to its current directors for them to serve through the completion of the stand-still reserve, 45,000 shares each, and agreed to issue another 180,000 shares again 45,000 shares each, by the sooner of July 31, 2002 or the effective date of the Company entering into any material contract which was extended to September 30, 2002, with respect to its rights to the claims including but not limited to:


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


     In July 2002, the Company issued 820,000 shares to a consultant, and in August 2002, the Company issued 580,000 shares to consultants for services.

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


In April, the Company claim holder of the material patented claims and the holder of the distribution rights agreement agreed to stand-still on existing agreements until July 31, 2002, and in July this agreement was extended indefinitely until the Company completed existing negotiations and due diligence with WMP and determined the next course of action with respect to all these properties.

Liquidity and Capital Resources


As of March 31, 2002, the Company had a working capital deficit of $490,053 as compared to December 31, 2001 when the Company had a working capital deficit of $419,745.


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



                                     EUROPEAN AMERICAN RESOURCES, INC.
                                     (FORMERLY MERLIN MINING CO.)





Dated: September 16, 2002             By: /s/Evangelos Kechayan
                                         -------------------------
                                         Evangelos Kechayans, CEO




Dated: September 16, 2002             By: /s/Richard Cokl
                                         -------------------------
                                         Richard Cokl, CFO

   Certification of Procedures Followed in Connection with Sarbanes-Oxley Act
                                 Certification


     The undersigned, the Chief Executive Officer of European American Resources, Inc., a Delaware Corporation (the "Company") do hereby certify, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

     (1) I reviewed in detail the amended Annual Report on Form 10KSB for 2001 which includes restatements for the periods ending December 31, 1997, December 31, 1998, December 31, 1999, December 31, 2000 and December 31, 2001, and the amended Quarterly Reports on form 10QSB for March 31, 2002 (the "Report") shortly before the certification was provided.

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

     In witness whereof, I have executed this certification as of the 16th day of September, 2002.




Name:Evan Kechyans
     ---------------------------
     Chief Executive Officer

   Certification of Procedures Followed in Connection with Sarbanes-Oxley Act
                                 Certification


     The undersigned, the Chief Financial Officer of European American Resources, Inc., a Delaware Corporation (the "Company") do hereby certify, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

     (1) I reviewed in detail the amended Annual Report on Form 10KSB for 2001 which includes restatements for the periods ending December 31, 1997, December 31, 1998, December 31, 1999, December 31, 2000 and December 31, 2001, and the amended Quarterly Reports on form 10QSB for March 31, 2002 (the "Report") shortly before the certification was provided.

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

     In witness whereof, I have executed this certification as of the 16th day of September, 2002.




Name:  Richard Cokl
      -----------------------
      Financial Officer