Form 10QSB/A
period 2002-06-30
EUROPEAN AMERICAN RESOURCES INC
filed 2002-09-19
CIK 789949

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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2002
                                  (As Restated)

      Assets

Current Assets
  Cash and cash equivalents                                        $        176
                                                                   ------------

      Total Current Assets                                                  176
                                                                   ------------

Property and equipment, at cost, net of accumulated
  depreciation of $10,526                                                 1,994

Other Assets
  Security Deposit                                                          500
                                                                   ------------


      Total Other Assets                                                    500
                                                                   ------------

      Total Assets                                                        2,670
                                                                   ============




     Liabilities and Stockholders' Equity


Current Liabilities
  Accounts payable and accrued expenses                                 506,013
  Due to related parties                                                 50,197
                                                                   ------------


      Total Current Liabilities                                         556,210

Commitments (Note D)                                                       --

Distribution rights agreement (Note D)                                  258,529

Other liabilities, related parties, expected to be
  converted to equity                                                    63,534



Stockholders' Equity
 Preferred stock; $.0001 par value, 25,000,000 shares
  authorized, no shares issued or outstanding                              --
 Common stock; $.0001 par value, 250,000,000 shares
  authorized, 22,650,508 shares issued and outstanding                    2,265
 Additional paid in capital                                          12,554,509
 Deficit accumulated since inception                                (13,432,377)
                                                                   ------------

      Total Stockholders' Equity                                       (875,603)
                                                                   ------------


      Total Liabilities and Stockholders' Equity                   $      2,670
                                                                   ============





See notes to the financial statement.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS




                                                    For the Three Months Ended
                                                             June 30,
                                                       2001             2002
                                                   ------------    ------------
                                                  (As Restated)
Revenue
  Sales                                            $       --      $       --
                                                   ------------    ------------

Direct Operating Expenses
  Operating costs                                          --            35,025
  General and administrative                            229,675          55,376
  Depreciation and amortization                             782             683
  Stock based compensation                               21,000            --
                                                   ------------    ------------

      Total Direct Operating Expenses                   251,457          91,084
                                                   ------------    ------------

Loss from operations before other
  income and (expense)                                 (251,457)        (91,084)

Other Operating Income (Expense)
  Settlement Expense                                   (252,000)           --
  Interest expense                                      (11,510)         (2,843)
  Loan fees                                             (16,275)           --
                                                   ------------    ------------


      Total Operating Other Income (Expense)           (279,783)         (2,843)
                                                   ------------    ------------

Operating loss before income taxes                     (531,242)        (93,927)


     Income tax expense                                    --              --
                                                   ------------    ------------


     Net Loss                                      $   (531,242)   $    (93,927)
                                                   ============    ============




Basic Loss per share                               $      (.026)   $      (.004)
                                                   ============    ============

Average common shares outstanding                    20,559,590      22,650,408
                                                   ============    ============





See notes to the financial statement.
                                       4

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS




                                                     For the Six Months Ended
                                                             June 30,
                                                       2001             2002
                                                   ------------    ------------
                                                  (As Restated)
Revenue
  Sales                                            $       --      $       --
                                                   ------------    ------------

Direct Operating Expenses
  Operating costs                                          --            46,700
  General and administrative                            438,141         137,537
  Depreciation and amortization                           1,987             900
  Stock based compensation                               21,000            --
                                                   ------------    ------------

      Total Direct Operating Expenses                   461,128         185,137
                                                   ------------    ------------

Loss from operations before other
  income and (expense)                                 (461,128)       (196,073)

Other Operating Income (Expense)
  Settlement Expense                                   (252,000)
  Interest expense                                      (27,060)         (5,468)
  Loan fees                                             (16,275)           --
                                                   ------------    ------------

      Total Other Operating Income (Expense)           (295,335)         (5,468)
                                                   ------------    ------------

Operating loss before income taxes                     (756,463)       (190,605)

     Income tax expense                                    --              --
                                                   ------------    ------------

     Net Loss                                      $   (756,463)   $   (190,605)
                                                   ============    ============



Basic Loss per share                               $      (.039)   $      (.008)
                                                   ============    ============

Average common shares outstanding                    19,488,016      22,650,408
                                                   ============    ============




See notes to the financial statement.

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                                        For the Six Months Ended
                                                                June 30,
                                                           2001          2002
                                                        ---------     ---------
                                                      (As Restated)
Cash Flows Operating Activities
 Net Loss                                                (756,463)    $(190,605)
Adjustments to reconcile net loss to net
   cash (used) by operating activities:
    Depreciation                                            1,987           900
    Issuance of common stock charged to expense           372,356        18,500
    Changes in assets and liabilities:
    (Decrease) increase in accounts payable
        and accrued expenses                              207,288       125,674
                                                        ---------     ---------

      Net Cash Used by Operating Activities              (174,832)      (45,531)
                                                        ---------     ---------


Cash Flows From Financing Activities
  Advances from (repayments to) related party              58,477        40,927
  Cash received from note payable                         100,000          --
  Cash received from issuance of common stock              16,500          --
                                                        ---------     ---------

      Net Cash Provided By Financing Activities           174,977        40,927
                                                        ---------     ---------


Net Increase (Decrease) in Cash and
  Cash Equivalents                                            145        (4,604)


Cash and Cash Equivalents at Beginning of Period              147         4,780
                                                        ---------     ---------

Cash and Cash Equivalents at End of Period              $     292     $     176
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

     The Company follows FASB 128 to compute earnings per share. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their affect is anti-dilutive. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on form 10-KSB/A for the year ended December 31, 2002.

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

                        EUROPEAN AMERICAN RESOURCES, INC.
                         (AN EXPLORATORY STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      (For six months ended June 30, 2002)
                                   (Unaudited)

B. BASIS OF FINANCIAL STATEMENT PRESENTATION AND RESTATEMENT FOR ACCOUNTING CHANGES (CONTINUED)


     The Company has incurred material amounts for direct exploratory activity costs since acquisition of the right to these mining properties. In accounting for these costs the Company initially selected an accounting policy which capitalizes exploratory costs rather than expensing them as incurred. Effective for the 10KSB/A for 2001, the Company changed its accounting method to expensing such costs as incurred and the Company also changed the method of recording the settlement of debts with equity in 2002; and restated the prior years financial statements. As of June 30, 2002, the Company had recorded $2,584,690 in total exploration costs pertaining to its claims now held which are classified as non-reserve mineralized material.

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


     During the quarter ended June 30, 2001, as restated, the Company charged $252,000 settlement expense in connection with the issuance of common stock to settle certain notes.


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


     The 1,000,000 shares previously reserved to secure the claim rental/royalty contract with the claim owner have been reserved to secure the stand-still reserve agreement; 60,000 shares to secure the extension of the existing terms of the distribution rights agreement until July 31, 2002, and again until September 30, 2002, 440,000 shares to secure the claim rental/royalty contract, which includes 62 potential claims and 47 unpatented claims, initially through July 31, 2002 and which has extended indefinitely and 500,000 shares have been reserved for the warrant discussed below.

     In consideration for the extension of the distribution agreement, and a firm commitment to raise or provide the Company with a minimum of $240,000 of financing, via the obtainment of new private equity or direct funding, including an increase in the distribution agreement to a possible total of $758,000, or approximately to 17.4% from the present 5.8% interest in the Company's share of net earnings, as defined in the agreement, in the mining claims controlled by the Company as of December 31, 2001; and a best effort commitment to raise a total of $500,000, inclusive of the firm commitment, the Company provided a grant of warrants to FAE Holdings, Inc., the basic terms of the warrant include immediate vesting, to purchase up to 500,000 shares of the Company's common stock at $.20 per share through September 30, 2002, and again extended to September 30, 2002, and $.40 through April 30, 2003 (valued at $18,500). The fair value of the warrants on the date of the grant was based upon the Black-Scholes stock option pricing model using the following weighted average assumptions: annual expected rate of return of 0%, annual volatility of 108.8%, risk free interest rate of 5.0% and expected option life of one year.

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

RESULTS OF OPERATIONS AND CURRENT METHOD OF OPERATION

Six Months Ended June 30, 2002 vs. June 30, 2001


The Company's results of operations for the six months ended June 30, 2002 consisted of a loss of $190,605 as compared to June 30, 2001 which consisted of a loss of $756,463. This represents a loss per share of $(.008) for the six months ended Jun 30, 2002 vs. $(.039) for June, 2001.

The primary decrease in expenses were general and administrative, which were $137,537 in 2002 vs. $438,141 in 2001. These include $69,750 of consulting fees paid in stock during 2001 compared to none for 2002. Interest expense was $5,468 for the six months ended June 30, 2002 vs. $27,060 for the six months ended June 30, 2001.


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

Liquidity and Capital Resources


As of June 30, 2002, the Company had a working capital deficit of $556,034 as compared to December 31, 2001 when the Company had a working capital deficit of $419,745.


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





Dated: September 16, 2002             By: /s/Evangelos Kechayan
                                         -------------------------
                                         Evangelos Kechayans, CEO




Dated: September 16, 2002             By: /s/Richard Cokl
                                         -------------------------
                                         Richard Cokl, CFO

   Certification of Procedures Followed in Connection with Sarbanes-Oxley Act
                                 Certification


     The undersigned, the Chief Executive Officer of European American Resources, Inc., a Delaware Corporation (the "Company") do hereby certify, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

     (1) I reviewed in detail the amended Annual Report on Form 10KSB for 2001 which includes restatements for the periods ending December 31, 1997, December 31, 1998, December 31, 1999, December 31, 2000 and December 31, 2001, and the amended Quarterly Reports on form 10QSB for June 30, 2002 (the "Report") shortly before the certification was provided.

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




Name:Evan Kechyans
     ---------------------------
     Chief Executive Officer

   Certification of Procedures Followed in Connection with Sarbanes-Oxley Act
                                 Certification


     The undersigned, the Chief Financial Officer of European American Resources, Inc., a Delaware Corporation (the "Company") do hereby certify, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

     (1) I reviewed in detail the amended Annual Report on Form 10KSB for 2001 which includes restatements for the periods ending December 31, 1997, December 31, 1998, December 31, 1999, December 31, 2000 and December 31, 2001, and the amended Quarterly Reports on form 10QSB for June 30, 2002 (the "Report") shortly before the certification was provided.

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